Form 10-Q
period 2008-06-30
Sienna Resources, Inc.
filed 2008-08-14
CIK 1430975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                        Commission File Number 333-152023


                             SIENNA RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             70160 Sun Valley Drive
                             Rancho Mirage, CA 92270
         (Address of principal executive offices, including zip code.)

                                 1-760-799-6688
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,250,000 shares as of August 12, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2008, prepared by the company, immediately follow.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                   June 30,           March 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,297           $  5,340
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,297              5,340

OTHER ASSETS

TOTAL OTHER ASSETS                                                       --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,297           $  5,340
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

      TOTAL LIABILITIES                                                  --                 --

STOCKHOLDERS' EQUITY
  80,000,000 Common Shares Authorized at $.0001 par value
   1,250,000 common shares issued and outstanding                       125                125
  Additional paid-in capital                                         12,375             12,375
  Deficit accumulated during Development stage                      (11,203)            (7,160)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,297              5,340
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,297           $  5,340
                                                                   ========           ========


                       See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                  July 20, 2007
                                              Three Months         (inception)
                                                 ended               through
                                                June 30,             June 30,
                                                  2008                 2008
                                               ----------           ----------
REVENUES
  Revenues                                     $       --           $       --
                                               ----------           ----------
TOTAL REVENUES                                         --                   --

GENERAL & ADMINISTRATIVE EXPENSES                   4,043               11,203
                                               ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            (4,043)             (11,203)
                                               ----------           ----------

NET INCOME (LOSS)                              $   (4,043)          $  (11,203)
                                               ==========           ==========

BASIC EARNINGS PER SHARE                       $    (0.00)          $    (0.01)
                                               ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      1,250,000            1,250,000
                                               ==========           ==========


                       See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                  From Inception July 20, 2007 to June 30, 2008
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                          Common Stock          Preferred Stock     Paid in    Exploration     Total
                                      Shares         Amount    Shares     Amount    Capital       Stage       Equity
                                      ------         ------    ------     ------    -------       -----       ------

BALANCE, JULY 20, 2007                    --        $    --         -      $  --    $    --      $     --     $    --

Common Shares issued to founder
 on 7/20/07 @ $0.01 per share,
 par value .00011,250,000          1,250,000        $   125         -         --    $12,375            --     $12,500

Net (Loss) for period                                                                              (7,160)     (7,160)
                                   ---------        -------     -----      -----    -------      --------     -------`
BALANCE, MARCH 31, 2008            1,250,000        $   125         -      $  --    $12,375      $ (7,160)    $ 5,340
                                   =========        =======     =====      =====    =======      ========     =======

Net Loss, June 30, 2008                                                                            (4,043)     (4,043)
                                   ---------        -------     -----      -----    -------      --------     -------

BALANCE, JUNE 30, 2008             1,250,000        $   125         -      $  --    $12,375      $(11,203)    $ 1,297
                                   =========        =======     =====      =====    =======      ========     =======


                       See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                            July 20, 2007
                                                                          Three Months       (inception)
                                                                             ended             through
                                                                            June 30,           June 30,
                                                                              2008               2008
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $ (4,043)          $(11,203)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities                --                 --
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (4,043)           (11,203)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                        --                125
  Additional paid-in capital                                                      --             12,375
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     --             12,500
                                                                            --------           --------

NET INCREASE (DECREASE) IN CASH                                               (4,043)             1,297

CASH AT BEGINNING OF PERIOD                                                    5,340                 --
                                                                            --------           --------

CASH AT END OF PERIOD                                                       $  1,297           $  1,297
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                  $     --           $     --
                                                                            ========           ========

  Income Taxes                                                              $     --           $     --
                                                                            ========           ========


                       See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sienna Resources, Inc. (the "Company") was incorporated on July 20, 2007 under the laws of the State of Delaware. The Company's activities to date have been limited to organization and capital. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

The Company is primarily engaged in the acquisition and exploration of mining properties. The Company has acquired Pay 1-4 mineral claims in Esmeralda County, NV for exploration and has formulated a business plan to investigate the possibilities of a viable mineral deposit.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired,

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

together  with  the  related  accumulated   Depreciation  is  removed  from  the
appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 3 - PROVISION FOR INCOME TAXES - CONTINUED

                                                           As of June 30, 2008
                                                           -------------------

     Deferred tax assets:
     Net Operating Loss                                          $ 11,203
     Tax Rate                                                          34%
     Gross deferred tax assets                                   $  3,809
     Valuation allowance                                         $ (3,809)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $11,203 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 7 - RELATED PARTY TRANSACTIONS

Julie Carter, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Julie Carter, the sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming S-1 offering. She will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - STOCK TRANSACTIONS
Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of Statement of Financial Accounting Standards 123. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of Statement of Financial Accounting Standards 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On July 20, 2007, the Company issued a total of 1,250,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $12,500

As of June 30, 2008, the Company had 1,250,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 1,250,000 shares issued and outstanding.

NOTE 10 - MINERAL CLAIMS

On February 4, 2008, the Company acquired a 100% interest in a total of four mineral claims located in the Paymaster Canyon Area of Esmeralda County, Nevada.

The claims and related geological report were acquired for $7,000. These costs have been expensed as exploration costs during the year ended June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

BUSINESS

Sienna Resources, Inc. was incorporated in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 70160 Sun Valley Drive, Rancho Mirage, CA 92270. The telephone number is (760) 799-6688.

Our mineral claims have been staked and we hired a professional mining engineer to prepare a geological report. We have not yet commenced any exploration activities on the claims. Our property, the Pay 1-4 Mineral claims (known as the "Pay Property") may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,043 for the three months ended June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a registration statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss from inception through June 30, 2008 was $11,203.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $1,297. We have no outstanding liabilities.

We received our initial funding of $12,500 through the sale of common stock to our officer and director who purchased 1,250,000 shares of our common stock at $0.01 per share on July 20, 2007. Our financial statements from inception (July 20, 2007) through the quarter ended June 30, 2008 report no revenues and a net loss of $11,203. Our independent auditor has issued an audit opinion for Sienna Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

In order to achieve our exploration program goals, we will need the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152023 which became effective on July 17, 2008.

If we experience a shortage of funds prior to completing our exploration program we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the next twelve months, if we are able to raise funds through our offering, is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,000 we anticipate spending for Phase 1 and $12,000 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $7,500 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $27,500. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from the offering to proceed.

We engaged Mr. James W. McLeod, P. Geo., to prepare a geological evaluation report on the Pay Property. Mr. McLeod's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. McLeod is as follows:

Phase               Exploration Program                           Cost                      Status
-----               -------------------                           ----                      ------
Phase 1   Detailed Prospecting, mapping and soil                $ 8,000     Expected to be completed in fall, 2008
          geochemistry.                                                     (dependent on consulting geologist's schedule).

Phase 2   Magnetometer and VLF electromagnetic,                 $12,000     Expected to be completed in winter, 2008
          grid controlled surveys over the areas                            (depending on the results of Phase 1, and
          of interest determined by the Phase 1 survey.                     consulting geologist's schedule).
          Included in this estimated cost is transportation,
          accommodation, board, grid installation,
          two geophysical surveys, maps and report

Phase 3   Induced polarization survey over grid                 $30,000     Expected to be completed in 2009 (depending
          controlled anomalous area of interest                             on the results of Phase 2, and consulting
          outlined by Phase 1 and 2 fieldwork.  Hoe or                      geologist's schedule.)
          bulldozer trenching, mapping and sampling of
          bedrock anomalies. Includes assays, detailed
          maps and reports.

          TOTAL ESTIMATED COST                                  $50,000

If we are successful in raising the funds from the offering we plan to commence Phase 1 of the exploration program on the claims in the fall of 2008. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in the winter of 2008. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase two of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase three of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $30,000 and will take approximately 4 weeks to complete and an additional three to four months for the consulting geologist to receive the results from the assay lab and prepare his report.

Subject to financing, we anticipate commencing the third phase in 2009. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

ITEM 4. CONTROLS AND PROCEDURES.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our registration statement on form S-1, SEC File Number 333-152023, at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2008                          Sienna Resources, Inc., Registrant


                                         By: /s/ Julie Carter
                                             ------------------------------
                                             Julie Carter, President, Secretary,
                                             Treasurer, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer and
                                             Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Julie Carter               Chief Executive Officer           August 12, 2008
---------------------------            Title                           Date
Julie Carter


/s/ Julie Carter               Chief Financial Officer           August 12, 2008
---------------------------            Title                           Date
Julie Carter


/s/ Julie Carter               Principal Accounting Officer      August 12, 2008
---------------------------            Title
Julie Carter