Form 10-Q
period 2008-09-30
Sienna Resources, Inc.
filed 2008-10-24
CIK 1430975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,250,000 shares as of October 21, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,        March 31,
                                                                          2008               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,078           $  5,340
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,078              5,340

OTHER ASSETS                                                                  --                 --

TOTAL OTHER ASSETS                                                            --                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,078           $  5,340
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $  2,000           $     --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,000                 --

      TOTAL LIABILITIES                                                    2,000                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  80,000,000 Common Shares Authorized at $.0001 par value
   1,250,000 common shares issued and outstanding                            125                125
  Additional paid-in capital                                              12,375             12,375
  Deficit accumulated during Development stage                           (13,422)            (7,160)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (922)             5,340
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,078           $  5,340
                                                                        ========           ========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         July 20, 2007
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                September 30,        September 30,        September 30,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     2,219                6,262               13,422
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,219)              (6,262)             (13,422)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,219)          $   (6,262)          $  (13,422)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,250,000            1,250,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                          (A Exploration Stage Company)
                        Statement of Stockholder's Equity
               From Inception July 20, 2007 to September 30, 2008
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                          Common Stock          Preferred Stock     Paid in    Exploration     Total
                                      Shares         Amount    Shares     Amount    Capital       Stage       Equity
                                      ------         ------    ------     ------    -------       -----       ------

BALANCE, JULY 20, 2007                    --        $    --         --     $  --    $    --      $     --     $    --

Common Shares issued to founder
 on 7/20/07 @ $0.01 per share,
 par value .0001                   1,250,000        $   125         --        --    $12,375            --     $12,500

Net (Loss) for period                                                                              (7,160)     (7,160)
                                   ---------        -------     -----      -----    -------      --------     -------`
BALANCE, MARCH 31, 2008            1,250,000        $   125        --      $  --    $12,375      $ (7,160)    $ 5,340
                                   =========        =======     =====      =====    =======      ========     =======

Net Loss, June 30, 2008                                                                            (4,043)     (4,043)
                                   ---------        -------     -----      -----    -------      --------     -------
BALANCE, JUNE 30, 2008             1,250,000        $   125        --      $  --    $12,375      $(11,203)    $ 1,297
                                   =========        =======     =====      =====    =======      ========     =======

Net Loss, September 30, 2008                                                                       (2,219)     (2,219)
                                   ---------        -------     -----      -----    -------      --------     -------

BALANCE, SEPTEMBER 30, 2008        1,250,000        $   125        --      $  --    $12,375      $(13,422)    $  (922)
                                   =========        =======     =====      =====    =======      ========     =======


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                            July 20, 2007
                                                                           Six Months        (inception)
                                                                             Ended             through
                                                                          September 30,      September 30,
                                                                              2008               2008
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $ (6,262)          $(13,422)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts payable and accrued liabilities            2,000              2,000
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (4,262)           (11,422)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                        --                125
  Additional paid-in capital                                                      --             12,375
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     --             12,500
                                                                            --------           --------

NET INCREASE (DECREASE) IN CASH                                               (4,262)             1,078

CASH AT BEGINNING OF PERIOD                                                    5,340                 --
                                                                            --------           --------

CASH AT END OF PERIOD                                                       $  1,078           $  1,078
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                  $     --           $     --
                                                                            ========           ========

  Income Taxes                                                              $     --           $     --
                                                                            ========           ========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

                                                        As of September 30, 2008
                                                        ------------------------
                 Deferred tax assets:
     Net Operating Loss                                        $ 13,422
     Tax Rate                                                        34%
     Gross deferred tax assets                                    4,563
     Valuation allowance                                         (4,563)
                                                               --------

     Net deferred tax assets                                   $      0
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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $13,422 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

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

On July 20, 2007, the Company issued a total of 1,250,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $12,500

As of September 30, 2008, the Company had 1,250,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 1,250,000 shares issued and outstanding.

NOTE 10 - MINERAL CLAIMS

On February 4, 2008, the Company acquired a 100% interest in a total of four mineral claims located in the Paymaster Canyon Area of Esmeralda County, Nevada.

The claims and related geological report were acquired for $7,000. These costs have been expensed as exploration costs during the year ended March 31, 2008.

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

We incurred operating expenses of $2,219 for the three months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

Our net loss from inception through September 30, 2008 was $13,422.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $1,078. We had $2,000 in outstanding liabilities.

We received our initial funding of $12,500 through the sale of common stock to our officer and director who purchased 1,250,000 shares of our common stock at $0.01 per share on July 20, 2007. Our financial statements from inception (July 20, 2007) through the quarter ended September 30, 2008 report no revenues and a net loss of $13,422. Our independent auditor has issued an audit opinion for Sienna Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months, if we are able to raise funds through our offering, is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,000 we anticipate spending for Phase 1 and $12,000 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from the offering to proceed.

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

October 21, 2008                         Sienna Resources, Inc., Registrant


                                         By: /s/ Julie Carter
                                             -----------------------------------
                                             Julie Carter, President, Secretary,
                                             Treasurer, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer and
                                             Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Julie Carter               Chief Executive Officer          October 21, 2008
---------------------------    -----------------------          ----------------
Julie Carter                            Title                         Date


/s/ Julie Carter               Chief Financial Officer          October 21, 2008
---------------------------    -----------------------          ----------------
Julie Carter                            Title                         Date


/s/ Julie Carter               Principal Accounting Officer     October 21, 2008
---------------------------    ----------------------------     ----------------
Julie Carter                            Title                         Date