Form 10-Q
period 2008-12-31
Sienna Resources, Inc.
filed 2009-02-12
CIK 1430975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

                        Commission File Number 333-152023


                             SIENNA RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             70160 Sun Valley Drive
                             Rancho Mirage, CA 92270
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,250,000 shares as of February 12, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       December 31,        March 31,
                                                                          2008               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    194           $  5,340
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         194              5,340

OTHER ASSETS

TOTAL OTHER ASSETS                                                            --                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $    194           $  5,340
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $  3,365           $     --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  3,365                 --

      TOTAL LIABILITIES                                                    3,365                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  80,000,000 Common Shares Authorized at $.0001 par value
   1,250,000 common shares issued and outstanding                            125                125
  Additional paid-in capital                                              12,375             12,375
  Deficit accumulated during Development stage                           (15,671)            (7,160)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (3,171)             5,340
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    194           $  5,340
                                                                        ========           ========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          July 20, 2007
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended                through
                                                 December 31,         December 31,         December 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     2,249                8,511               15,671
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,249)              (8,511)             (15,671)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,249)          $   (8,511)          $  (15,671)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,250,000            1,250,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                          (A Exploration Stage Company)
                        Statement of Stockholder's Equity
                From Inception July 20, 2007 to December 31, 2008
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                          Common Stock          Preferred Stock     Paid in    Exploration     Total
                                      Shares         Amount    Shares     Amount    Capital       Stage       Equity
                                      ------         ------    ------     ------    -------       -----       ------

BALANCE, JULY 20, 2007                    --        $    --         --     $  --    $    --      $     --     $    --

Common Shares issued to founder
 on 7/20/07 @ $0.01 per share,
 par value .0001                   1,250,000        $   125         --        --    $12,375            --     $12,500

Net (Loss) for period                                                                              (7,160)     (7,160)
                                   ---------        -------     -----      -----    -------      --------     -------
BALANCE, MARCH 31, 2008            1,250,000        $   125        --      $  --    $12,375      $ (7,160)    $ 5,340
                                   =========        =======     =====      =====    =======      ========     =======

Net Loss, June 30, 2008                                                                            (4,043)     (4,043)
                                   ---------        -------     -----      -----    -------      --------     -------
BALANCE, JUNE 30, 2008             1,250,000        $   125        --      $  --    $12,375      $(11,203)    $ 1,297
                                   =========        =======     =====      =====    =======      ========     =======

Net Loss, September 30, 2008                                                                       (2,219)     (2,219)
                                   ---------        -------     -----      -----    -------      --------     -------

BALANCE, SEPTEMBER 30, 2008        1,250,000        $   125        --      $  --    $12,375      $(13,422)    $  (922)
                                   =========        =======     =====      =====    =======      ========     =======

Net Loss, December 31, 2008                                                                       (2,249)      (2,249)
                                   ---------        -------     -----      -----    -------      --------     -------

BALANCE, DECEMBER 31, 2008         1,250,000        $   125        --      $  --    $12,375      $(15,671)    $(3,171)
                                   =========        =======     =====      =====    =======      ========     =======

                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                              July 20, 2007
                                                                            Nine Months        (inception)
                                                                              Ended              through
                                                                            December 31,       December 31,
                                                                               2008               2008
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ (8,511)          $(15,671)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts payable and accrued liabilities             3,365              3,365
                                                                             --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (5,146)           (12,306)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                         --                125
  Additional paid-in capital                                                       --             12,375
                                                                             --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      --             12,500
                                                                             --------           --------

NET INCREASE (DECREASE) IN CASH                                                (5,146)               194

CASH AT BEGINNING OF PERIOD                                                     5,340                 --
                                                                             --------           --------

CASH AT END OF PERIOD                                                        $    194           $    194
                                                                             ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                   $     --           $     --
                                                                             ========           ========
  Income Taxes                                                               $     --           $     --
                                                                             ========           ========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

                                                         As of December 31, 2008
                                                         -----------------------

     Deferred tax assets:
     Net Operating Loss                                          $15,671
     Tax Rate                                                         34%
     Gross deferred tax assets                                   $ 5,328
     Valuation allowance                                         $(5,328)

     Net deferred tax assets                                     $     0

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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $15,671 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS

Julie Carter, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Julie Carter, the sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

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

On July 20, 2007, the Company issued a total of 1,250,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $12,500

As of December 31, 2008, the Company had 1,250,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

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

We incurred operating expenses of $2,249 for the three months ended December 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

Our net loss from inception through December 31, 2008 was $15,671.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $194. We had $3,365 in outstanding liabilities.

We received our initial funding of $12,500 through the sale of common stock to our officer and director who purchased 1,250,000 shares of our common stock at $0.01 per share on July 20, 2007. Our financial statements from inception (July 20, 2007) through the quarter ended December 31, 2008 report no revenues and a net loss of $15,671. Our independent auditor has issued an audit opinion for Sienna Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

In order to achieve our exploration program goals, we will need the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152023 which became effective on July 17, 2008. The shares are offered at a price of $.025 per share for a period of one hundred and eighty (180) days from the effective date of the prospectus, unless extended by our board of director for an additional 90 days. On January 6, 2009 the board of directors voted to extend the offering for an additional 90 days. As of January 6, 2009 no shares had been sold pursuant to the offering. The offering will end on April 13, 2009. A post-effective amendment to the Registration Statement was filed on January 13, 2009.

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

Phase               Exploration Program                           Cost                      Status
-----               -------------------                           ----                      ------
Phase 1   Detailed Prospecting, mapping and soil                $ 8,000     Expected to be completed in fall, 2009
          geochemistry.                                                     (dependent on consulting geologist's schedule).

Phase 2   Magnetometer and VLF electromagnetic,                 $12,000     Expected to be completed in winter, 2009
          grid controlled surveys over the areas                            (depending on the results of Phase 1, and
          of interest determined by the Phase 1 survey.                     consulting geologist's schedule).
          Included in this estimated cost is transportation,
          accommodation, board, grid installation,
          two geophysical surveys, maps and report

Phase 3   Induced polarization survey over grid                 $30,000     Expected to be completed in 2010 (depending
          controlled anomalous area of interest                             on the results of Phase 2, and consulting
          outlined by Phase 1 and 2 fieldwork.  Hoe or                      geologist's schedule.)
          bulldozer trenching, mapping and sampling of
          bedrock anomalies. Includes assays, detailed
          maps and reports.

          TOTAL ESTIMATED COST                                  $50,000

If we are successful in raising the funds from the offering we plan to commence Phase 1 of the exploration program on the claims in the fall of 2009. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in the winter of 2009. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

Subject to financing, we anticipate commencing the third phase in 2010. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

February 12, 2009                        Sienna Resources, Inc., Registrant


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


/s/ Julie Carter               Chief Executive Officer         February 12, 2009
---------------------------    -----------------------         -----------------
Julie Carter                            Title                         Date


/s/ Julie Carter               Chief Financial Officer         February 12, 2009
---------------------------    -----------------------         -----------------
Julie Carter                            Title                         Date


/s/ Julie Carter               Principal Accounting Officer    February 12, 2009
---------------------------    ----------------------------    -----------------
Julie Carter                            Title                         Date