Form 10-K
period 2009-03-31
Sienna Resources, Inc.
filed 2009-06-09
CIK 1430975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2009

                        Commission file number 333-152023


                             Sienna Resources, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              26-1657084
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                             70160 Sun Valley Drive
                             Rancho Mirage, CA 92270
                  Telephone: 1-760-799-6688 Fax: 1-718-228-7819
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                                  With Copy to:
                        Robert C. Weaver, Attorney at Law
                                 721 Devon Court
                               San Diego, CA 92109
                Telephone 1-858-488-4433 Facsimile 1-858-488-2555
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2009, the registrant had 1,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2009.

                             SIENNA RESOURCES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      14
Item 2.   Properties                                                        16
Item 3.   Legal Proceedings                                                 17
Item 4.   Submission of Matters to a Vote of Securities Holders             17

                                 Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         19
Item 8.   Financial Statements and Supplementary Data                       22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          32
Item 9A.  Controls and Procedures                                           32
Item 9B.  Other Information                                                 33

                                Part III

Item 10.  Directors and Executive Officers                                  34
Item 11.  Executive Compensation                                            35
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   36
Item 13.  Certain Relationships and Related Transactions                    37
Item 14.  Principal Accounting Fees and Services                            37

                                 Part IV

Item 15.  Exhibits                                                          38

Signatures                                                                  38

                                     PART I

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-K that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Sienna Resources, Inc. was incorporated in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 70160 Sun Valley Drive, Rancho Mirage, CA 92270. The telephone number is (760) 799-6688.

We received our initial funding of $12,500 through the sale of common stock to our officer and director who purchased 1,250,000 shares of our common stock at $0.01 per share on July 20, 2007. From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (July 20, 2007) through the period ended December 31, 2008 report no revenues and a net loss of $15,671. Our independent auditor has issued an audit opinion for Sienna Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

ACQUISITION OF THE PAY 1-4 MINERAL CLAIMS

In February, 2008, we purchased a 100% undivided interest in the Pay 1-4 Mineral Claims for a price of $7,000. The claims are staked and recorded in the name of Sienna Resources, Inc. and are in good standing until September 1, 2008.

We engaged James W. McLeod, P. Geo. to prepare a geological evaluation report on the Pay Property. Mr. McLeod is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Geological Association of Canada. Mr. McLeod attended the University of British Columbia and holds a Bachelor of Science degree in geology.

The work completed by Mr. McLeod in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Dap Property entitled "Review and Recommendations, Pay 1-4 Mineral Claims, Paymaster Canyon Area, Esmeralda County, Nevada, USA" prepared by Mr. McLeod on February 5, 2008. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Pay Property provided below is based on Mr. McLeod's report.

                        [MAP SHOWING THE CLAIM LOCATION]

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Pay Property is in good standing to September 1, 2009. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year.

GLOSSARY

(Specific to the Report on the Pay 1-4 Mineral Claims, by James W. McLeod, P. Geo., Consulting Geologist dated February 5, 2008)

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvial - unconsolidated sediments that are carried and hence deposited by a streat or river. In the southwest USA, most in filled valleys often between mountain rnages were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained drystalline texture

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, pluygs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

DESCRIPTION OF PROPERTY

The property owned by Sienna Resources is the Pay 1-4 Mineral Claims which is comprised of four contiguous claims totaling 82.64 acres, located in Esmeralda County, Nevada, USA.

The Pay Property is accessible from the town of Tonopah, Nevada by traveling 22 miles south on Highway 95 to the Silver Peak cutoff that is taken to the west for 12 miles to the Paymaster Canyon gravel road. This road is taken for 11 miles north to the mineral claims.

The claims were recorded with the County and the Bureau of Land Management. Prior to September 1, 2009, we will be required to make a filing that discloses our intent to do field work and record it as assessment work with the Bureau of Land Management, Reno, Nevada.

                        [MAP SHOWING THE CLAIM LOCATION]

CLIMATE AND GENERAL PHYSIOGRAPHY

The area experiences about 4" to 8" precipitation annually of which about 20% may occur as a snow equivalent. This amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60 to 70 degrees F. average with high spells of 110 plus degrees F. while the winters are generally more severe than the dry belt to the west and and last from December through February. Temperatures experienced during mid winter average, for the month of January, from the high 20s to the low 40s F with lows down to -20 degrees F.

The claim area ranges in elevation from 5,040' - 5,140' mean sea level. The physiographic setting of the property can be described as open desert in a valley within a mosaic of low, rugged mountain terrain in a general interior plateau setting. The area has been surfacially effected by colluvial, alluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably. Surface water occurrences are rare, springs are sparse and subsurface aquifers are accessed by drilling wells where allowed.

The physiography of the Pay Property is peripheral rounded to rugged low, mountainous terrain on the west and east bounding the gently south-sloping Paymaster Canyon valley. Much of this area in a broad open valley and spiney mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. At elevations in the range of 7,500' along water courses can be found small groves of trembling aspen.

INFRASTRUCTURE

The town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying out an exploration program are at hand, between Tonopah and Las Vegas. There is not a plant or any equipment currently located on the property. It is expected that the initial exploration phase will be supported by generators. Water required for exploration of the claims is available.

PROPERTY HISTORY

The recorded mining history of the general area dates from the 1860s when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990s as an open cut, cyanide heap leach operation. The Tonopah District while mainly in Nye County is on the edge of nearly all of the gold-silver camps of Esmeralda County, if not strictly in location then certainly as a headquarters and supply depot for the general area. The Tonopah Camp produced mainly silver with some gold from quartz veins in Tertiary volcanic rocks. The period 1900-1921 saw the Camp produce from
6.4 million tons of ore, 138 million ounces of silver and 1.5 million ounces of gold or an average of 22 az/ton silver and slightly less than 1/4 oz/ton gold, very rich ore by current standards.

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found ot occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on the west and east walls of Paymaster Canyon (see Figure 3a). Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology about the Paymaster Canyon which is situated approximately 17 airmiles to the southwest of Tonopah, NV reveals a N-S trending, elongate or elliptical blind-basin bounded, i.e. closed off around much of its perimeter by rock exposures.

Throughout this outcropping ring-shaped feature are abundant, scattered rock exposures of Lower to Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some transitional metamorphic rocks are inter-layered.

Jurassic and more abundant Tertiary age intrusive rocks dominate the northern end of the canyon ring while older Lower Paleozoic sedimentary and lesser metamorphic equivalents are more abundant in the southern part of the Paymaster basin.

PROPERTY GEOLOGY AND MINERALIZATION

The geology of the Pay Property area may be described as being covered by Quaternary desert wash, collovium, alluvium and playa deposits. This young covered basin (the mineral claims area) lies within a larger surrounding area of rock exposure and known mineral occurrences exhibiting a good geological setting and an excellent target area in which to conduct mineral exploration.

Thrust faulting is abundant within the periphery rock exposures at the north-end of the Paymaster Canyon with younger Ordovician limestone and shale units lying on the older Lower Cambrian sedimentary rock units. The oldest meta-sedimentary units can be overlain by granitic rocks of Jurassic age or Tertiary age volcanic rock of andesite to rhyolite composition.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

DEPOSIT TYPES

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and many prospects occur in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types have been recognized in the general area.

The base and precious metal deposit types that historically predominate in the general area are as the copper-gold or copper-molybdenum porphyry occurrences with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization.

Geophysical techniques may be most effective in the covered areas as a follow-up prospecting and soil sampling of the Phase 1 program.

GEOPHYSICS OF THE PAY 1-4 MINERAL CLAIMS

The aeromagnetic results shown in Figure 4 are from a survey after U.S.G.S. map GP-753.

The Pay mineral property is seen to lie to the south on an apron-like feature between two magnetic high lobes, on the west the Weepah Hills and on the east the General Thomas Hills, respectively. The change in gradient in the claim area may suggest an in-filled basin feature i.e. a possible northerly trending and south dipping feature that possibly reflects a rock contact or alteration zone. Ground geophysical surveys may add more detail to our understanding of the possible potential of the claim area.

GEOCHEMISTRY OF THE PAY 1-4 MINERAL CLAIMS

To the best of the consulting geologist's knowledge, the Pay 1-4 property has not undergone any detailed ground exploration work including geochemistry which may have usefulness in this area.

DRILLING

No drilling appears to have taken place on the area covered by the Pay mineral claims.

SAMPLE METHOD AND APPROACH

Standard sampling methods are utilized, for example a rock sample would be acquired fromt eh rock exposure with a hammer. The sample will be roughly 2"x2"x2" of freshly broken material. The samples grid location correlated with global positioning system 9GPS) location will be marked in the logbook after a sample number has been assigned. The sample number would be impressed on an aluminum tag and on a flagging that will be affixed at the sample site for future location.

RESULTS

As exploration work could be conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding one. At this point, it is necessary to suggest that a three phase exploration approach be recommended.

SAMPLE PREPARATION, ANALYSES AND SECURITY

Our rock exposure samples would be taken with known grid relationships that have been tied-in with a hand held global positioning system (GPS).

The samples would be in the possession of the field supervisor of the exploration project.

     1) The standard approach of seeking and sampling the `B' horizon (the ruty, oxidized and possibly enriched zone). The samples most often undergo standard acid digestion, multi-element analyses by the induction coupled plasma (ICP) method and the atomic absorption 9AA) method for the detection of precious metals with back-up analyses and/or assaying of anomalous samples to acquire more detail.

     2) The relatively new proprietary method called mobile metal ions (MMI) may be very useful in our exploration endeavors. The samples in the desert climates are taken consistently from between 8" and 10" in the soil layer below the organic zone. The samples undergo selective digestion with subsequent analyses for the chosen metal package, but most likely the standard multi-element package with gold would be undertaken. The cost of taking the MMI sample and the analyses are more expensive than standard method, but some studied results have been encouraging. All analyses and assaying will be carried out in a certified laboratory.

DATA VERIFICATION

Previous exploration has not been conducted on this mineral claim area by the consulting geologist but its good geological setting and interesting aeromagnetic data encourages the recommendation to conduct exploration work on the property. The consulting geologist is confident any information included in this report is accurate and can be utilized in planning further exploration work.

ADJACENT PROPERTIES

The Pay 1-4 mineral claims occur in a general area that possibly has undergone some prospecting in the past. The general area has known barite occurrences, as well as gold and silver potential. The Pay property does not have immediately adjacent mineral properties.

MINERAL PROCESSING AND METALLURGICAL TESTING

No mineral processing or metallurgical testing analyses have been carried out on the Pay property.

MINERAL RESOURCE AND MINERAL RESERVE ESTIMATES

No mineralization has been encountered to date by the consulting geologist and no calculation of any reliable mineral resource or reserve, conforming to currently accepted standards, could be undertaken at this time.

OTHER RELEVANT DATA AND INFORMATION

All relevant data and information concerning the Pay property has been presented in this report.

INTERPRETATION AND CONCLUSIONS

The object of the recommendations made are to facilitate in the possible discovery of a large, probably low-grade mineral deposit of base and/or precious metals or other minerals of economic consideration that have open pit and/or underground mining potential. If such a deposit exists, it may occur under the drift or overburden covered areas of the Pay 1-4 mineral claims.

The geological evaluation report we obtained states that the known mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the general area. The drift covered parts of the property offer good exploration areas because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as aeromagnetics may indicate possible exploration areas of interest within the Pay 1-4 mineral claims.

RECOMMENDATIONS OF GEOLOGICAL REPORT AND THE GEOLOGICAL EXPLORATION PROGRAM

In his geological report, Mr. McLeod recommended that a three phase continuing exploration program be undertaken on the property. The three phase program consists of the following:

Phase                   Exploration Program                     Cost                   Status
-----                   -------------------                     ----                   ------
Phase 1    Detailed Prospecting, mapping and soil             $ 8,000    Expected to be completed in fall, 2009.
           geochemistry.

Phase 2    Magnetometer and VLF electromagnetic, grid         $12,000    Expected to be completed in winter, 2009
           controlled surveys over the areas of interest                 (depending on the results of Phase 1, and
           determined by the Phase 1 survey.  Included in                consulting geologist's schedule).
           this estimated cost is transportation,
           accommodation, board, grid installation, two
           geophysical surveys, maps and report

Phase 3    Induced polarization survey over grid              $30,000    Expected to be completed in 2010 (depending
           controlled anomalous area of interest outlined                on the results of Phase 2, and consulting
           by Phase 1 and 2 fieldwork.  Hoe or bulldozer                 geologist's schedule.)
           trenching, mapping and sampling of bedrock
           anomalies. Includes assays, detailed maps and
           reports.

           TOTAL ESTIMATED COST                               $50,000

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Julie Carter who currently devotes 5-6 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITY HOLDERS

We will voluntarily make available an annual report including audited financials on Form 10-K to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Sienna Resources and filed with the SEC at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Pay 1-4 Mineral claims (known as the "Pay Property"). Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on July 20, 2007and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR SIENNA RESOURCES, INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 6 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our officer and director is Julie Carter. Ms. Carter has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. Her prior business experiences have been in management and education and not in the mineral exploration business. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver or other minerals. We have a geological report detailing previous exploration in the area, and the claims has been staked per Nevada regulations. However; there is the possibility that the previous work was not carried out properly and our claims does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE PAY 1-4 MINERAL CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIMS BOUNDARIES.

     While we have conducted a mineral claims title search, this should not be construed as a guarantee of claims boundaries. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt. If we discover mineralization that is close to the claims boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in our shares.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on us. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to stop exploration activities, once started, until a particular problem is remedied or to undertake other remedial actions.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Julie Carter, our officer and director, currently devotes approximately 5-6 hours per week providing management services to us. While she presently possesses adequate time to attend to our interests, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Julie Carter on a rent free basis during our exploration stage. The office is at 70160 Sun Valley Drive, Rancho Mirage, CA 92270. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended March 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for our common stock. We have contacted a broker to apply for a listing for trading on the OTC Bulletin Board. There is no assurance that our shares will ever be listed for trading.

As of March 31, 2009, we have 1,250,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $11,703 and $7,160 for the years ended March 31, 2009 and 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission. Our net loss from inception through March 31, 2009 was $18,863.

       Balance Sheet Data:                     3/31/09           3/31/08
       -------------------                     -------           -------

       Cash                                    $    62           $ 5,340
       Total assets                            $    62           $ 5,340
       Total liabilities                       $ 6,425                 0
       Shareholders' equity (deficit)          $(6,363)          $ 5,340

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $62. We had $6,425 in outstanding liabilities.

We received our initial funding of $12,500 through the sale of common stock to our officer and director who purchased 1,250,000 shares of our common stock at $0.01 per share on July 20, 2007. Our financial statements from inception (July 20, 2007) through the year ended March 31, 2009 report no revenues and a net loss of $18,863. Our independent auditor has issued an audit opinion for Sienna Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

In order to achieve our exploration program goals, we required the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-152023 which became effective on July 17, 2008. The shares were offered at a price of $.025 per share. Subsequent to our March 31, 2009 financial statements the offering was completed on April 13, 2009.

If we experience a shortage of funds prior to completing our exploration program we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,000 we anticipate spending for Phase 1 and $12,000 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of funds prior generating revenue from operations, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase                   Exploration Program                     Cost                   Status
-----                   -------------------                     ----                   ------
Phase 1    Detailed Prospecting, mapping and soil             $ 8,000    Expected to be completed in fall, 2009.
           geochemistry.

Phase 2    Magnetometer and VLF electromagnetic, grid         $12,000    Expected to be completed in winter, 2009
           controlled surveys over the areas of interest                 (depending on the results of Phase 1, and
           determined by the Phase 1 survey.  Included in                consulting geologist's schedule).
           this estimated cost is transportation,
           accommodation, board, grid installation, two
           geophysical surveys, maps and report

Phase 3    Induced polarization survey over grid              $30,000    Expected to be completed in 2010 (depending
           controlled anomalous area of interest outlined                on the results of Phase 2, and consulting
           by Phase 1 and 2 fieldwork.  Hoe or bulldozer                 geologist's schedule.)
           trenching, mapping and sampling of bedrock
           anomalies. Includes assays, detailed maps and
           reports.

           TOTAL ESTIMATED COST                               $50,000

We have paid the geologist a deposit to commence Phase 1 of the exploration program on the claims and expect to have the results in the fall of 2009. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in the winter of 2009. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sienna Resources Inc.

I have audited the accompanying balance sheet of Sienna Resources Inc. (An Exploration Stage Company) as of March 31, 2009 and 2008, and the related statement of operations, stockholders' equity and cash flows for the years and for the period from July 20, 2007 (inception), to March 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sienna Resources Inc. (An Exploration Stage Company) as of March 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from July 20, 2007 (inception), to March 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
------------------------------
Seattle, Washington
June 4, 2009

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,          March 31,
                                                                          2009               2008
                                                                        --------           --------
CURRENT ASSETS
  Cash                                                                  $     62           $  5,340
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          62              5,340

OTHER ASSETS                                                                  --                 --

TOTAL OTHER ASSETS                                                            --                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $     62           $  5,340
                                                                        ========           ========

                   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from director                                                   $  5,825           $     --
  Accounts payable and accrued liabilities                                   600                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  6,425                 --

      TOTAL LIABILITIES                                                    6,425                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  80,000,000 Common Shares Authorized at $ .0001 par value
   1,250,000 common shares issued and outstanding                            125                125
  Additional paid-in capital                                              12,375             12,375
  Deficit accumulated during Exploration stage                           (18,863)            (7,160)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (6,363)             5,340
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     62           $  5,340
                                                                        ========           ========




                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         July 20, 2007
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                                  March 31,            March 31,            March 31,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    11,703                7,160               18,863
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (11,703)              (7,160)             (18,863)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (11,703)          $   (7,160)          $  (18,863)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,250,000            1,250,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                          (A Exploration Stage Company)
                        Statement of Stockholder's Equity
                 From Inception July 20, 2007 to March 31, 2009
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                                               During        Total
                                          Common Stock        Preferred Stock     Paid in    Exploration    Equity
                                      Shares       Amount    Shares     Amount    Capital       Stage      (Deficit)
                                      ------       ------    ------     ------    -------       -----      ---------
BALANCE, JULY 20, 2007                    --       $   --       --      $   --    $     --    $      --     $     --

Common Shares issued to founder
 on 7/20/07 @ $0.01 per share,
 par value .0001                   1,250,000          125       --          --      12,375           --       12,500

Net (Loss) for period                                                                            (7,160)      (7,160)
                                  ----------       ------    -----      ------    --------    ---------     --------
BALANCE, MARCH 31, 2008            1,250,000       $  125       --      $   --    $ 12,375    $  (7,160)    $  5,340
                                  ==========       ======    =====      ======    ========    =========     ========
Net (Loss) for year ended
 March 31, 2009                                                                                 (11,703)     (11,703)
                                  ----------       ------    -----      ------    --------    ---------     --------

BALANCE, MARCH 31, 2009            1,250,000       $  125       --      $   --    $ 12,375    $ (18,863)    $ (6,363)
                                  ==========       ======    =====      ======    ========    =========     ========


                       See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   July 20, 2007
                                                                                                    (inception)
                                                                     Year Ended      Year Ended       through
                                                                      March 31,       March 31,       March 31,
                                                                        2009            2008            2009
                                                                      --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(11,703)       $ (7,160)       $(18,863)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities      6,425              --           6,425
                                                                      --------        --------        --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (5,278)         (7,160)        (12,438)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  --             125             125
  Additional paid-in capital                                                --          12,375          12,375
                                                                      --------        --------        --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --          12,500          12,500
                                                                      --------        --------        --------

NET INCREASE (DECREASE) IN CASH                                         (5,278)          5,340              62

CASH AT BEGINNING OF PERIOD                                              5,340              --              --
                                                                      --------        --------        --------

CASH AT END OF PERIOD                                                 $     62        $  5,340        $     62
                                                                      ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                            $     --        $     --        $     --
                                                                      ========        ========        ========
  Income Taxes                                                        $     --        $     --        $     --
                                                                      ========        ========        ========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

                                                            As of March 31, 2009
                                                            --------------------
     Deferred tax assets:
       Net Operating Loss                                        $ 18,863
       Tax Rate                                                        34%
       Gross deferred tax assets                                 $  6,413
       Valuation allowance                                       $ (6,413)
                                                                 --------

       Net deferred tax assets                                   $      0
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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $18,863 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

While the company is seeking additional capital Ms. Carter has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to Ms. Carter was $5,825 on March 31, 2009.

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 10 - MINERAL CLAIMS

On February 4, 2008, the Company acquired a 100% interest in a total of four mineral claims located in the Paymaster Canyon Area of Esmeralda County, Nevada.

The claims and related geological report were acquired for $7,000. These costs have been expensed as exploration costs during the year ended March 31, 2008.

NOTE 11 - SUBSEQUENT EVENT

On April 13, 2009 the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.025 per share for a total of $25,000 to complete their S-1 offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 13, 2009 the company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.025 per share for a total of $25,000 to complete the S-1 offering.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive
  Officer and/or Director               Age                 Position
  -----------------------               ---                 --------

Julie Carter                            45       President, Secretary, Treasurer
70160 Sun Valley Drive                           and Director
Rancho Mirage, CA 92270

Ms. Julie Carter is the promoter of Sienna Resources, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Ms. Carter has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have primarily been in education and business management and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Ms. Julie Carter. Ms. Carter currently devotes approximately 5-6 hours per week to company matters. After receiving funding per our business plan Ms. Carter intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Ms. Carter has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Ms. Carter has not been convicted in any criminal proceeding (excluding traffic violations) nor is she subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Pay Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

JULIE CARTER serves as Director, President, Secretary and Treasurer of Sienna Resources, Inc. since July 20, 2007. From December, 2007 to current, Ms. Carter is an associate teacher at John Thomas Dye School, Bel Air, CA. From January, 2001 to December, 2007, Ms. Carter served as Assistant Polo Manager, El Dorado Polo Club, Indio, CA. Ms. Carter has over 15 years experience in management. Ms. Carter holds a Bachelor of Arts degree in modern languages (French, German, Italian) from McGill University, Montreal, Quebec.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Julie Carter.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to March 31, 2009:

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Julie Carter,   2007     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
CEO, CFO and    2009     0         0           0            0          0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Julie          0              0              0           0           0           0            0           0            0
Carter

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Julie Carter         0         0           0            0                0               0            0

There are no current employment agreements between the company and its officer/director.

On July 20, 2007, a total of 1,250,000 shares of common stock were issued to Ms. Julie Carter in exchange for cash in the amount of $12,500 or $0.01 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Ms. Carter currently devotes approximately 5-6 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this report by:
(i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock             Julie Carter, Director                    1,250,000                55%
                         70160 Sun Valley Drive                      Direct
                         Rancho Mirage, CA 92270

Common Stock             Officer and/or director as a Group        1,250,000                55%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of March 31, 2009, there were 1,250,000 shares of our common stock issued and outstanding. Subsequent to March 31, 2009 the company issued 1,000,000 shares of common stock to complete the S-1 offering. As of the date of this report there were 2,250,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Julie Carter is our sole officer and director. We are currently operating out of the premises of Julie Carter on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On July 20, 2007 the Company issued a total of 1,250,000 shares of common stock to Julie Carter for cash at $0.01 per share for a total of $12,500.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $8,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2009.

For the year ended March 31, 2008, there were no fees paid for audit related services, tax or other services.

                                     PART IV

ITEM 15. EXHIBITS

     Exhibit No.                         Description
     -----------                         -----------

         3.1             Articles of Incorporation*
         3.2             Bylaws*
        31.1             Sec. 302 Certification of Chief Executive Officer
        31.2             Sec. 302 Certification of Chief Financial Officer
        32.1             Sec. 906 Certification of Chief Executive Officer
        32.2             Sec. 906 Certification of Chief Financial Officer

----------
* Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-151108) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Rancho Mirage, CA, by the undersigned, thereunto duly authorized.

June 3, 2009                            Sienna Resources, Inc., Registrant


                                        By: /s/ Julie Carter
                                            ------------------------------------
                                            Julie Carter
                                            President, Secretary, Treasurer,
                                            Chief Executive Officer, Chief
                                            Financial Officer and Principal
                                            Accounting Officer and Sole Director