Form 10-Q
period 2009-09-30
Sienna Resources, Inc.
filed 2009-11-02
CIK 1430975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,250,000 shares as of October 30, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,        March 31,
                                                                          2009               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  5,477           $     62
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       5,477                 62

OTHER ASSETS

TOTAL OTHER ASSETS                                                            --                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $  5,477           $     62
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from director                                                      5,825              5,825
  Accounts payable and accrued liabilities                              $     --           $    600
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  5,825              6,425

      TOTAL LIABILITIES                                                    5,825              6,425

STOCKHOLDERS' EQUITY (DEFICIT)
  80,000,000 Common Shares Authorized at $ .0001 Par value
   2,250,000 common shares issued and outstanding                            225                125
  Additional paid-in capital                                              37,275             12,375
  Deficit accumulated during Exploration stage                           (37,848)           (18,863)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (348)            (6,363)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  5,477           $     62
                                                                        ========           ========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                               July 20, 2007
                                           Three Months     Three Months      Six Months       Six Months       (inception)
                                              Ended            Ended            Ended            Ended           through
                                           September 30,    September 30,    September 30,    September 30,    September 30,
                                               2009             2008             2009             2008             2009
                                            ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                  $       --       $       --       $       --       $       --       $       --
                                            ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                      --               --               --               --               --

GENERAL & ADMINISTRATIVE EXPENSES                3,662            2,219           18,984            6,262           37,848
                                            ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (3,662)          (2,219)         (18,984)          (6,262)         (37,848)
                                            ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $   (3,662)      $   (2,219)      $  (18,984)      $   (6,262)      $  (37,848)
                                            ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                    $    (0.00)      $    (0.00)      $    (0.01)      $    (0.01)
                                            ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   2,500,000        1,250,000        2,266,393        1,250,000
                                            ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                          (A Exploration Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
               From Inception July 20, 2007 to September 30, 2009
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                                               During        Total
                                          Common Stock        Preferred Stock     Paid in    Exploration    Equity
                                      Shares       Amount    Shares     Amount    Capital       Stage      (Deficit)
                                      ------       ------    ------     ------    -------       -----      ---------
BALANCE, JULY 20, 2007                    --       $   --       --      $   --    $     --    $      --     $     --

Common Shares issued to founder
 on 7/20/07 @ $0.01 per share,
 par value .0001                   1,250,000          125       --          --      12,375           --       12,500

Net (Loss) for period                                                                            (7,160)      (7,160)
                                  ----------       ------    -----      ------    --------    ---------     --------
BALANCE, MARCH 31, 2008            1,250,000          125       --          --      12,375       (7,160)       5,340
                                  ==========       ======    =====      ======    ========    =========     ========
Net (Loss) for year ended
 March 31, 2009                                                                                 (11,703)     (11,703)
                                  ----------       ------    -----      ------    --------    ---------     --------
BALANCE, MARCH 31, 2009            1,250,000          125       --          --      12,375      (18,863)      (6,363)
                                  ==========       ======    =====      ======    ========    =========     ========
Common Shares issued to
 individuals on 4/13/09
 @  $0.025 per share,
 par value .0001                   1,000,000          100       --          --      24,900           --       25,000

Net (Loss) for period ended
 June 30, 2009                                                                                  (15,323)     (15,323)
                                  ----------       ------    -----      ------    --------    ---------     --------
BALANCE, JUNE 30, 2009             2,250,000          225       --          --      37,275      (34,186)       3,314
                                  ==========       ======    =====      ======    ========    =========     ========
Net (Loss) for period ended
September 30, 2009                                                                               (3,662)      (3,662)
                                  ----------       ------    -----      ------    --------    ---------     --------

BALANCE, SEPTEMBER 30, 2009        2,250,000       $  225       --      $   --    $ 37,275    $ (37,848)    $   (348)
                                  ==========       ======    =====      ======    ========    =========     ========


                       See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          July 20, 2007
                                                                     Six Months         Six Months         (inception)
                                                                       Ended              Ended             through
                                                                    September 30,      September 30,      September 30,
                                                                        2009               2008               2009
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(18,984)          $ (6,262)          $(37,848)
  Adjustments to reconcile net loss to net cash                             (1)                --                 --
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities        (600)             2,000              5,825
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (19,585)            (4,262)           (32,023)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                 --                 --
                                                                      --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 100                 --                225
  Additional paid-in capital                                            24,900                 --             37,275
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           25,000                 --             37,500
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          5,415             (4,262)             5,477

CASH AT BEGINNING OF PERIOD                                                 62              5,340                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $  5,477           $  1,078           $  5,477
                                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                            $     --           $     --           $     --
                                                                      ========           ========           ========

  Income Taxes                                                        $     --           $     --           $     --
                                                                      ========           ========           ========


                        See Notes to Financial Statements

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

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

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

                                                        As of September 30, 2009
                                                        ------------------------
     Deferred tax assets:
       Net Operating Loss                                      $ 37,848
       Tax Rate                                                      34%
       Gross deferred tax assets                               $ 12,868
       Valuation allowance                                     $(12,868)
                                                               --------

       Net deferred tax assets                                 $      0
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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $37,848 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS

Julie Carter, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the company is seeking additional capital Ms. Carter has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to Ms. Carter was $5,825 on September 30, 2009.

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

On July 20, 2007, the Company issued a total of 1,250,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $12,500

On April 13, 2009, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.025 per share for a total of $25,000

As of September 30, 2009 the Company had 2,250,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,250,000 shares issued and outstanding.

                             Sienna Resources, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 10 - MINERAL CLAIMS

On February 4, 2008, the Company acquired a 100% interest in a total of four mineral claims located in the Paymaster Canyon Area of Esmeralda County, Nevada.

The claims, related geological report and phase 1 fieldwork were acquired for $15,000. These costs have been expensed as exploration costs from inception through period ending September 30, 2009.

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

We incurred operating expenses of $3,662 and $2,219 for the three months ended September 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

Our net loss from inception through September 30, 2009 was $37,848.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $5,477. We had $5,825 in outstanding liabilities.

We received our initial funding of $12,500 through the sale of common stock to our officer and director who purchased 1,250,000 shares of our common stock at $0.01 per share on July 20, 2007. On April 13, 2009, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.025 per share for a total of $25,000

Our financial statements from inception (July 20, 2007) through the quarter ended September 30, 2009 report no revenues and a net loss of $37,848. Our independent auditor has issued an audit opinion for Sienna Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

If we experience a shortage of funds prior to completing our exploration program we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us. As of September 30, 2009 the director had loaned the company $5,825.

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

October 30, 2009                         Sienna Resources, Inc., Registrant


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


/s/ Julie Carter               Chief Executive Officer          October 30, 2009
---------------------------    -----------------------          ----------------
Julie Carter                            Title                        Date


/s/ Julie Carter               Chief Financial Officer          October 30, 2009
---------------------------    -----------------------          ----------------
Julie Carter                            Title                        Date


/s/ Julie Carter               Principal Accounting Officer     October 30, 2009
---------------------------    ----------------------------     ----------------
Julie Carter                            Title                        Date