Form 10-Q
period 2009-12-31
American Energy Fields, Inc.
filed 2010-02-22
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to _____

Commission File Number 333-152023

AMERICAN ENERGY FIELDS, INC.

 (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	26-1657084 (I.R.S. Employer Identification No.)

 3266 W. Galveston Drive #101
Apache Junction, AZ 95120
(Address of principal executive offices)

480-288-6530
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,528,252 shares as of February 19, 2010

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2009, prepared by the company, immediately follow.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	UNAUDITED	AUDITED
	12/31/2009	3/31/2009

ASSETS

Current assets:
Cash	$1,069,635	$62
Prepaid legal fees	36,000	-
Total current assets	1,105,635	62

Mining rights	209,000	-

Total Assets	$1,314,635	$62

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Loan from Director	$100	$5,825
Accounts payable and accrued liabilities	1,000	600
Total liabilities	1,100	6,425

Stockholders' Equity
Common shares, $.0001 par value, 200,000,000 shares
authorized: 50,528,252 and 1,250,000 issued and
outstanding at December 31, 2009 and March 31, 2009 respectively	5,053	125
Additional paid-in capital	1,464,567	12,375
Preferred shares, $.0001 par value, 25,000,000 shares authorized: no shares issued and outstanding	-	-
Accumulated deficit	(156,085)	(18,863)
Total stockholders' equity	1,313,535	(6,363)

Total liabilities and stockholders' equity	$1,314,635	$62

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASHFLOWS

	FOR THE	FOR THE
	9 MONTHS	9 MONTHS
	ENDED	ENDED
	12/31/2009	12/31/2008

Cash flows from operating activities
Net loss	$(137,222)	$(8,511)
Consulting fees paid by issuance of stock	36,000
Stock-based dividend expense	1,120
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Changes in operating assets and liabilities
(Increase) in prepaid legal fees	(36,000)
Increase (decrease) in loan from director	(5,725)
Increase (decrease) in accounts payable & liabilities	400	3,365

Net cash provided by (used in) operating activities	(141,427)	(5,146)

Cash flows from investing activities
Acquisition of mineral rights	(209,000)	-
Net cash by (used in) investing activities	(209,000)	-

Cash flows from financing activities
Proceeds from issuance of Common Stock	1,420,000	-
Net cash provided by (used in) financing activities	1,420,000	-

Net increase (decease) in cash	1,069,573	(5,146)

Cash at beginning of period	62	5,340

Cash at end of period	$1,069,635	$194

Cash paid during year for interest	$-	$-

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

					July 20, 2007
	FOR THE	FOR THE	FOR THE	FOR THE	(INCEPTION))
	3 MONTHS	3 MONTHS	9 MONTHS	9 MONTHS	THROUGH
	ENDED	ENDED	ENDED	ENDED	DECEMBER 31,
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	2009

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	117,117	2,249	136,102	8,511	154,965
Total general and administrative	117,117	2,249	136,102	8,511	154,965

Other expenses
Dividend expense	1,120	-	1,120	-	1,120
Total other expenses	1,120	-	1,120	-	1,120

Net loss	$118,237	$2,249	$137,222	$8,511	$156,085

Basic weighted average number of
common shares outstanding	6,940,737	1,250,000	3,882,095	1,250,000

Diluted weighted average number of
common shares outstanding	6,940,737	1,250,000	3,882,095	1,250,000

Basic net loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Diluted net loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.01)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

American Energy Fields, Inc. (the "Company") was incorporated as Sienna Resources, Inc. on July 20, 2007 under the laws of the State of Delaware.  On December 21st, 2009 the Company changed its name to American Energy Fields, Inc.  The Company's activities to date have been limited to organization and capital.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

The Company is primarily engaged in the acquisition and exploration of mining properties. The Company has acquired State Leases and Federal claims in the state of California for the purpose of exploration and development.

On December 21, 2009, the Company changed its name to American Energy Fiel0ds, Inc. and change authorized capital from 80,000,000 to 200,000,000 shares of Common Stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $.0001 per share and create “blank check” preferred stock.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

DEVELOPMENT STAGE COMPANY

The accompanying financial statements have been prepared in accordance with the FASB Accounting Standards Codification No 915, Development Stage Entities. A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, major renewals and replacements that increase the property's useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for income taxes as codified in ASC 740-10-05 (formerly SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS (OTHER THAN DERIVATIVE FINANCIAL INSTRUMENTS)

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

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net loss for the period end is divided by the weighted average number of shares outstanding for that period to arrive a net loss per share.

Diluted net loss per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350- 30-65 (formerly SFAS 142, “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

STOCK BASED COMPENSATION

The Company applies ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s financial statements.

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820-10 beginning in 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated results of operations or financial condition.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009, the date the Company issued these condensed consolidated financial statements.  During this period, the Company had material subsequent events as set forth in Note 16 to these condensed consolidated financial statements.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Effective for the interim reporting period ending June 30, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65  requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending June 30, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2009
Deferred tax assets:
Net Operating Loss	$156,085
Tax Rate	34%
Gross deferred tax assets	$53,069
Valuation allowance	$(53,069)

Net deferred tax assets	$0

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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $156,085 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Joshua Bleak, the sole officer and director of the Company may, in the future, become involved in other business  opportunities as they become available,  thus she may face a conflict in selecting  between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of Statement of Financial Accounting Standards 123. Transactions with employees' stock issuance are in accordance with paragraphs (16 44) of Statement of Financial Accounting Standards 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On July 20, 2007, the Company issued a total of 1,250,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $12,500

On April 13, 2009, the Company issued a total of 1,000,000 shares of common stock to 26  individuals  for cash in the amount of $0.025 per share for a total of $25,000

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of its common stock on each share of its common stock outstanding on December 21, 2009.

On December 24, 2009, the Company entered into a Share Exchange with Green Energy Fields, Inc., a privately –held Nevada corporation and the shareholders of Green Energy.  The shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy in exchange for the right to receive one share of American Energy Common Stock.  Accordingly, an aggregate of 28,788,252 shares of American Energy common stock were issued to the shareholders of Green Energy.

On December 24, 2009, the Company issued a total of  9,300,000  shares of common stock to 16 individuals for cash in the amount of $0.15 per share for a total $1,395,000.

On December 24, 2009, Julie Carter resigned as sole officer and director of the company and the Company transferred all of the outstanding capital stock  of  SplitCo to Julie Carter in exchange for the cancellation of 15,250,000 shares of American Energy common stock that she owned.

As of  December 31, 2009 the Company had 50,528,252 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 50,528,252 shares issued and outstanding.
Preferred stock, $.0001 par value 25,000,000 shares authorized, none issued and outstanding

NOTE 10 - MINERAL CLAIMS

PAYMASTER

On February 4, 2008, the Company acquired a 100% interest in a total of four mineral claims located in the Paymaster Canyon Area of Esmeralda County, Nevada.

The claims, related geological report and phase 1 fieldwork were acquired for $15,000.  These costs have been expensed as exploration costs from inception through period ending December 31, 2009.

COSO

On December 24, 2009, the Company acquired a 100% working interest and 97% net revenue interest in the Coso Project consisting of 169 Federal mineral claims, 3,380 acres, and 800 State leased acres, in Inyo County, CA.

Previous uranium exploration and prospecting on the Coso Property includes geologic mapping, pitting, adits, radon cup surveys, airborne geophysics and drilling.  These programs have identified specific targets on the property.

Granitic rocks of Jurassic age were uplifted to form the Coso Range.  Later erosion of these rocks created a 300-foot thick blanket of gravel, conglomerates and arkoses called the lower Coso Formation.  A series of lakebeds and volcanic tuffs covered these rocks when the area was subjected to volcanic activity and inundated by fresh water.

These rocks are the 200 foot thick upper Coso Formation.

The main uranium anomalies are found within the sedimentary rocks of the Coso Formation and the immediately adjacent granitic rocks.  The primary zone for uranium mineralization is the basal arkose of the lower Coso Formation.

The uranium anomalies targeted by previous exploration will be relocated and re-identified by American Energy Fields, Inc. for further evaluation.  If feasible, old drill holes in prospective areas will be re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

BLYTHE

On December 24, 2009, American Energy Fields acquired a 100% interest (minus a 3% Net Smelter Return Royalty) in 66 lode mining claims (the NPG Claims) covering 1,320 acres of Federal Land in Riverside County, CA.

A number of companies have worked on the Blythe uranium property during the 1950s through the 1980s.  Several shipments of ore were reportedly shipped from the property

The Blythe Prospect occurs in the southern McCoy Mountains, which are composed of Precambrian metasediments, including meta-conglomerates, grits, quartzites and minor interbedded shales.

Uranium mineralization occurs along fractures, in meta-conglomerates and in breccia zones.  Secondary uranium minerals occur on fracture surfaces and foliation planes adjacent to fine veinlets of pitchblende.  Uranium minerals include uraninite (pitchblende), uranophane, gummite and boltwoodite.  It has been reported that the uranium mineralization tends to occur in areas where finely disseminated hematite is present.

Although there are no known intrusive bodies near the property, it is believed that the uranium mineralization could be hydrothermal in origin and genetically related to an intrusive source.  If such a deep-seated intrusive body underlies the property it is possible that larger concentrations of primary uranium ore may exist at depth.

American Energy Fields proposes to locate and re-enter as many old drill holes as possible.  These holes will be probed with geophysical instruments to determine radioactivity and uranium mineralization in the subsurface.  If these results are positive, then additional drilling and down-hole probing will be proposed.

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

BUSINESS

American Energy Fields, Inc., was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history. On December 21, 2009, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock.

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of its common stock on each share of its common stock outstanding on December 21, 2009.

On December 24, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), and the shareholders of Green Energy (the “Green Energy Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to us in exchange for shares of our common stock. Such exchange caused Green Energy to become our wholly-owned subsidiary (the “Exchange”).

Pursuant to the terms and conditions of the Exchange Agreement:

●
Upon the closing of the Exchange, each share of Green Energy’s common stock issued and outstanding immediately prior to closing was exchanged for the right to receive one share of our common stock. Accordingly, an aggregate of 28,788,252 shares of our common stock were issued to the shareholders of Green Energy.

●
Following the closing of the Exchange, we issued an aggregate of 9,300,000 shares of our common stock and two-year warrants to purchase an additional 4,650,000 shares of common stock exercisable at $0.40 per share, in a private placement to 16 investors (the “Private Placement”) for $1,395,000.  For a period of twelve months from the closing date of the Private Placement, holders of our shares issued in the Private Placement, as well as the shares of common stock underlying the Investor Warrants issued in the Private Placement, have the right to seek “piggyback” registration of their shares in certain circumstances.

●
Upon the closing of the Exchange, Julie Carter resigned as our sole officer and director and simultaneously with the effectiveness of the Exchange a new board of directors and new officers were appointed.  The new board of directors consists of Joshua Bleak, who was also appointed as our Chief Executive Officer and Chief Financial Officer.

●
Immediately following the closing of the Exchange and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”),   transferred all of our pre-Exchange assets and liabilities to our wholly-owned subsidiary, Sienna Resources Holdings, Inc. (“SplitCo”). Thereafter pursuant to a stock purchase agreement (the “Stock Purchase Agreement”),   transferred all of the outstanding capital stock of SplitCo to Julie Carter in exchange for the cancellation of   shares of our common stock that she owned (the “Split-Off”), with 12,200,000 shares of common stock held by persons who acquired such shares in purchases from stockholders of ours prior to the Exchange remaining outstanding.  These 12,200,000 shares constitute our “public float” and are our only shares of registered common stock and accordingly are our only shares available for resale without further registration.

The principal executive offices are located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 85220. The telephone number is 480-818-0615.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $118,237 and $2,249 for the three months ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, obtaining additional sale of stock  and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

Our net loss from inception through December 31, 2009 was $156,085.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $1,069,635. We had $1,100 in outstanding liabilities.

We received our initial funding of $12,500 through the sale of common stock to our officer and director who purchased 1,250,000 shares of our common stock at $0.01 per share on July 20, 2007. On April 13, 2009, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.025 per share for a total of $25,000.

On December 24, 2009, the Company raised $1,395,000 through the sale of common stock to 16 investors who purchased 9,300,000 shares of our common stock at $.15 per share.

Our financial statements from inception (July 20, 2007) through the quarter ended December 31, 2009 report no revenues and a net loss of $156,085. Our independent auditor has issued an audit opinion for Sienna Resources, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

If we experience a shortage of funds prior to completing our exploration program we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us. As of December 31, 2009 the director had loaned the company $100.

PLAN OF OPERATION

The Company plans to review opportunities to acquire additional mineral properties with current or historic reserve as well as meaningful exploration potential.

The Coso uranium anomalies targeted by previous exploration will be relocated and re-identified by the company for further evaluation. If feasible, old drill holes in prospective areas will be re-entered and logged by down-hole radiometric probes to identify zones and grades or subsurface uranium mineralization.

At the Blythe uranium property, the company proposes to locate and re-enter as many old drill holes as possible. These holes will be probed with Geophysical  instruments to determine radioactivity and uranium mineralization in the surfaces. If these results are positive, then additional drilling and down hole probing will be proposed.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended December 31, 2009. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended December 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On December 24, 2009, we issued an aggregate of 9,300,000 shares of our common stock and the warrants to purchase an additional 4,650,000 shares of common stock in a private placement to 16 investors for $1,395,000.  The private placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 21, 2009, a majority of our shareholders approved the amendment and restated of our certificate of incorporation to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock and amend and restate our bylaws.

ITEM 5 - OTHER INFORMATION

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of its common stock on each share of its common stock outstanding on December 21, 2009

On February 1, 2010, David Lieberman was appointed as acting Chief Financial Officer of the Company.  Simultaneously, Joshua Bleak resigned from his position as Chief Financial Officer.

ITEM 6 - EXHIBITS.

(A) Exhibits

2.1 Share Exchange Agreement dated December 24, 2009 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 29, 2009)

3.1 Amended and Restated Certificate of Incorporation (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 24, 2009)

3.2 Amended and Restated Bylaws (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 24, 2009)

10.1 Form of Subscription Agreement dated December 24, 2009 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 29, 2009)

10.2 Form of Investor Warrant (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 29, 2009)

10.3 Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 24, 2009 by and between American Energy Fields, Inc. and Sienna Resources Holdings, Inc. (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 29, 2009)

10.4 Stock Purchase Agreement, dated as of December 24, 2009 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 29, 2009)

10.5 Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 24, 2009 by and between CPX Uranium, Inc., NPX Metals, Inc. and Green Energy Fields (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 29, 2009)

31.1 Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2010    American Energy Fields, Inc. Registrant

By: /s/ Joshua Bleak
Joshua Bleak, President, Secretary,
Treasurer, Chief Executive Officer and Sole Director

By: /s/ David Lieberman
Acting Chief Financial Officer and
Principal Accounting Officer