Form 10-Q/A
period 2009-12-31
American Energy Fields, Inc.
filed 2010-06-29
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,528,255 shares as of June 29, 2010

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for American Energy Fields, Inc., as initially filed with the Securities and Exchange Commission (“SEC”) on February 22, 2010 (the “Original Report”).  As more fully discussed in our Current Report on Form 8-K, filed with the SEC on December 29, 2009, we effected a reverse merger transaction with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), on December 24, 2009.  Upon consummation of the reverse merger transaction, the business of Green Energy became our business.  The purpose of this Amendment is to include the financial information of Green Energy, as required.  Since Green Energy was formed on November 23, 2009, there is no comparative period.  The financial information included in this Amendment is reflective of the period from November 23, 2009 through December 31, 2009.  This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete and more accurate presentation.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2009, prepared by the company, immediately follow.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

UNAUDITED
PERIOD FROM
INCEPTION
11/23/2009 TO
12/31/2009

ASSETS

Current assets:
Cash	$1,069,635
Prepaid legal fees	36,000
Total current assets	1,105,635

Mining rights	209,200

Total Assets	$1,314,835

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$1,100
Total liabilities	1,100

Stockholders' Equity
Preferred shares, $.0001 par value, 25,000,000 shares authorized , no shares
Issued and outstanding
Common shares, $.0001 par value, 200,000,000 shares authorized: 50,528,255
outstanding at December 31, 2009	5,053
Additional paid-in capital	1,428,826
Accumulated deficit	(120,144)
Total stockholders' equity	1,313,735

Total liabilities and stockholders' equity	$1,314,835

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

UNAUDITED
PERIOD FROM
INCEPTION 11/23/09
TO 12/31/2009

Revenues	$-

Expenses
General and administrative	(120,144)
Total general and administrative	(120,144)

Net loss	$(120,144)

Basic weighted average number of
common shares outstanding	28,080,617

Diluted weighted average number of
common shares outstanding	28,080,617

Basic net loss per share	$(0.00)

Diluted net loss per share	$(0.00)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASHFLOWS

UNAUDITED PERIOD FROM
INCEPTION
11/23/2009 TO
12/31/2009

Cash flows from operating activities
Net loss	$(120,144)
Consulting fees paid by issuance of stock	36,000
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Changes in operating assets and liabilities
(Increase) in prepaid legal fees	(36,000)
Increase in accounts payable & liabilities	1,100

Net cash provided by (used in) operating activities	(119,044)

Cash flows from investing activities
Acquisition of mineral rights	(209,200)
Net cash by (used in) investing activities	(209,200)

Cash flows from financing activities
Proceeds from issuance of Common Stock	1,397,679
Net cash provided by (used in) financing activities	1,397,679

Net increase (decease) in cash	1,069,635

Cash at beginning of period	-

Cash at end of period	$1,069,635

Cash paid during year for interest	$-

Taxes paid	$-

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

American Energy Fields, Inc. (the "Company") was incorporated as Sienna Resources, Inc. in the state of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.    On December 21, 2009 we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware in order to change our name to “American Energy Fields, Inc”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock.

On December 24, 2009, the Company entered into a Share Agreement (the “Exchange Agreement”) with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), and the shareholders of Green Energy.  Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to the Company in exchange for shares of the Company’s common stock.  Such exchange caused Green Energy to become a wholly-owned subsidiary (the “Exchange”).  Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”).  The Company transferred all of its pre-exchange assets and liabilities to its wholly-owned subsidiary, Sienna Resources Holdings, Inc. (“SplitCo”).  Thereafter pursuant to a stock purchase agreement the Company transferred all of the outstanding capital stock of SplitCo to Julie Carter, its former officer and director, in exchange for the cancellation of shares of its common stock that she owned.

The Company is primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.  Our target properties are those that have been the subject of historical exploration.  The Company has acquired State Leases and federal unpatented mining claims in the state of California for the purpose of exploration and potential development of uranium minerals on a  total of approximately 5,500 acres.

Since American Energy had no assets of substance prior to the transaction, for accounting purposes the acquisition has been treated as a merger of both companies and recapitalization of the shares of Green Energy Fields, Inc., with American Energy.  The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (December 24, 2009), the balance sheet include the assets and liabilities of Green Energy and the equity accounts be recapitalized to reflect the net equity of Green energy.  Accordingly, the historical operating results are now the operating results of American Energy.  The historical development stage entity financial statements prior to December 24, 2009 are those of Green Energy.

Green Energy was formed on November 23, 2009, there is no comparative period.

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

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective November 23, 2009 for financial assets and the adoption did not have a significant effect on its financial statements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated results of operations or financial condition.

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

In November 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On November 23, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature.   Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

Effective November 23, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after November 23, 2009, the date the Company issued these condensed consolidated financial statements.

Effective November 23, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Effective for the interim reporting period ending December 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65  requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending December 31, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2009
Deferred tax assets:
Net Operating Loss	$(120,144)
Tax Rate	34%
Gross deferred tax assets	$40,849
Valuation allowance	$(40,849)

Net deferred tax assets	$0

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

As of  December 31, 2009 the Company had 50,528,255 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 50,528,255 shares issued and outstanding.
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

On December 24, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), and the shareholders of Green Energy. Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to us in exchange for shares of our common stock. Such exchange caused Green Energy to become our wholly-owned subsidiary (the “Exchange”).  Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), we transferred all of our pre-Exchange assets and liabilities to our wholly-owned subsidiary, Sienna Resources Holdings, Inc. (“SplitCo”).  Thereafter pursuant to a stock purchase agreement we transferred all of the outstanding capital stock of SplitCo to Julie Carter, our former officer and director, in exchange for the cancellation of shares of our common stock that she owned.

We are primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States. Our target properties are those that have been the subject of historical exploration.  We have acquired State Leases and Federal unpatented mining claims in the state of California for the purpose of exploration and potential development of uranium minerals on a total of approximately 5,500 acres.  We plan to review opportunities to acquire additional mineral properties with current or historic uranium mineralization with meaningful exploration potential.

Our properties do not have any reserves.  We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining.

Our principal executive offices are located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 95120. Our telephone number is 480-288-6530.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $120,144 from November 23, 2009 through December 31, 2009.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, obtaining financing and the preparation and filing of our financial disclosure reports with the United States Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $1,069,635. We had $1,100 in outstanding liabilities.

Our financial statements from inception (November 23, 2009) through the quarter ended December 31, 2009 report no revenues and a net loss of $120,144.

PLAN OF OPERATION

The Company plans to review opportunities to acquire additional mineral properties with current or historic reserve value as well as meaningful exploration potential.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period covered by this quarterly report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended December 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the period covered by this quarterly report, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not Applicable

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 21, 2009, holders of a majority of our common stock approved the amendment and restatement of our certificate of incorporation in order to (i) change our name to “American Energy Fields, Inc.”, (ii) change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share, (iii) create “blank check” preferred stock and (iv) amend  and restate our bylaws.

ITEM 5 - OTHER INFORMATION

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of our common stock on each share of our common stock outstanding on December 21, 2009

On February 1, 2010, Joshua Bleak resigned from his position as Chief Financial Officer and David P. Lieberman was appointed as acting Chief Financial Officer of the Company.

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

June  29, 2010    American Energy Fields, Inc. Registrant

By: /s/ Joshua Bleak
Joshua Bleak, President, Secretary,
Treasurer, Chief Executive Officer and Director

By: /s/ David P. Lieberman
Acting Chief Financial Officer