Form 10-K
period 2010-03-31
American Energy Fields, Inc.
filed 2010-07-12
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 333-152023

AMERICAN ENERGY FIELDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1657084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3266 W. Galveston Drive #101 Apache Junction, AZ	85120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (480) 288-6530

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 12, 2010 was approximately $20,716,585.

As of July 12, 2010, there were 50,528,255 shares of Common Stock, par value $0.0001 per share, outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN ENERGY FIELDS, INC.

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to American Energy Fields, Inc.’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) American Energy Fields, Inc.’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of American Energy Fields, Inc.; (ii) American Energy Fields, Inc.’s plans and results of operations will be affected by American Energy Fields, Inc.’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in American Energy Fields, Inc.’s filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Item 1. Business.

Corporate History

We were organized as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties. We were an exploration stage company with no revenues or operating history. On December 21, 2009, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to, among other things, change our name to “American Energy Fields, Inc.”.

On December 24, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), and the shareholders of Green Energy (the “Green Energy Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to us in exchange for 28,788,252 shares of our common stock. Such exchange caused Green Energy to become our wholly-owned subsidiary (the “Exchange”).  Following the closing of the Exchange, we issued an aggregate of 9,300,000 shares of our common stock and two-year warrants to purchase an additional 4,650,000 shares of common stock exercisable at $0.40 per share, in a private placement to 16 investors (the “Private Placement”) for $1,395,000.   Immediately following the closing of the Exchange and the Private Placement, we transferred all of our pre-Exchange assets and liabilities to our wholly-owned subsidiary, Sienna Resources Holdings, Inc. (“SplitCo”).  Thereafter, we transferred all of the outstanding capital stock of SplitCo to Julie Carter, our prior sole officer and director, in exchange for the cancellation of 15,250,000 shares of our common stock that she owned (the “Split Off”).  Following the Exchange and the Split-Off, we discontinued our former business and succeeded to the business of Green Energy as our sole line of business.  Therefore, all discussions regarding (1) our financial statements and (2) our business relate to the business of Green Energy operating as our wholly-owned subsidiary.

Our principal executive offices are located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 85120. Our telephone number is 480-288-6530.

General

We are primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.   Our target properties are those that have been the subject of historical exploration .  We have acquired State Leases and Federal unpatented mining claims in the state of California for the purpose of exploration and potential development of uranium minerals on a total of approximately 5,500 acres.  We plan to review opportunities to acquire additional mineral properties with current or historic uranium mineralization with meaningful exploration potential.

Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining.

COSO

The Coso property is located in Inyo County, California near the town of Lone Pine on the western margin of the Coso Mountains, approximately 200 miles north of Los Angeles.  On December 24, 2009, as a result of the Exchange, we acquired a 100% working interest and 97% net revenue interest in the Coso property.  Prior to our acquisition, Green Energy Fields acquired the Project on November 30, 2009 from NPX Metals, Inc., a Nevada Corporation.

The Coso property consists of 169 Federal unpatented lode mining claims on Bureau of Land Management ("BLM") land totaling 3,380 acres, and 800 State leased acres, in Inyo County, California.  The unpatented mining claims overlie portions of sections 12, 13, 24, 25, 26, 35, and 36 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian), sections 13, 24, and 25 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21 South, Range 37 East (Mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 1/2 East(Mount Diablo Base & Meridian).

The Coso property and the surrounding region is located in an arid environment in the rain shadow of the Sierra Nevada mountains.  The property is located near the western margin of the Basin and Range province, a large geologic province in western North America characterized by generally north-south trending fault block mountain ranges separated by broad alluvial basins.  The geology of the area includes Late Jurassic granite bedrock overlain by the Coso Formation, which consists of interfingered gravels, arkosic sandstone, and rhyolitic tuff.  The Coso Formation is overlain by a series of lakebed deposits and volcanic tuffs.

Uranium mineralization appears to have been deposited by hydrothermal fluids moving along fractures in the granite and the overlying Coso Formation.  Mineralization is often accompanied by hematite staining, silicification, and dark staining from sulfides.  Autinite is the only positively identified uranium mineral in the area.  The main uranium anomalies are found within the basal arkose of the lower Coso Formation and the immediately adjacent granitic rocks.

Uranium exploration has been occurring in the area since the 1950s by a number of mining companies.  Previous uranium exploration and prospecting on the Coso property includes geologic mapping, pitting, adits, radon cup surveys, airborne geophysics and drilling.   Our preliminary field observations of the geology and historical working appear to corroborate the historical literature.  These historical exploration programs have identified specific exploration targets on the property.

We plan to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible, old drill holes in prospective areas will be re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

BLYTHE

The Blythe project is located in the southern McCoy Mountains in Riverside County, California approximately 15 miles west of the community of Blythe.  It consists of 66 lode mining claims (the NPG Claims) covering 1,320 acres of BLM land.

On December 24, 2009, as a result of the Exchange, we acquired a 100% interest (minus a 3% Net Smelter Return Royalty) in the Blythe Property.  Prior to our acquisition, Green Energy Fields acquired the project on November 30, 2009.

The Blythe property is located in an arid environment within the Basin and Range Province.  The southern McCoy Mountains are composed of Precambrian metasediments, including meta-conglomerates, grits, quartzites and minor interbedded shales.

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

A number of companies have worked on the Blythe uranium property during the 1950s through the 1980s.  Several shipments of ore were reportedly shipped from the property.

We propose to locate and re-enter as many old drill holes as possible.  These holes will be probed with geophysical instruments to determine radioactivity and uranium mineralization in the subsurface.  If these results are positive, then additional drilling and down-hole probing will be proposed.

Competition

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims.  Readily available commodities markets exist in the U.S. and around the world for the sale of minerals. Therefore, we will likely be able to sell minerals that we are able to recover.  We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the Bureau of Land Management.

We are required to pay annual maintenance fees to the Bureau of Land Management ("BLM") to keep our Federal lode mining claims in good standing. The maintenance period begins at noon on September 1st through the following September 1st and payments are due by the first day of the maintenance period.  The annual fee is $140 per claim.  The annual fees required to maintain the Coso claims is $23,660 and the Blythe claims is $9,240. There is no requirement for annual assessment or exploration work on the Federal lode mining claims.

If we proceed with exploration drilling on the Coso and Blythe properties, we will be required to apply for and obtain various permits with the State of California and the BLM and post reclamation bonds. The permitting process takes several weeks to several months.  We do not currently have any drilling permits for our properties.

Research and Development

We have not expended funds for research and development costs since inception.

Reports to Security Holders

We will file the necessary reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to, current reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q. You may read and copy these reports, statements or other information filed by us in the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the Website maintained by the SEC at www.sec.gov.

Employees

As of March 31, 2010, we had 2 full-time employees.   We believe our employee relations to be good.  One employee is considered a member of the executive management.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to Our Business

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

Our evaluation of the Coso and Blythe mining claims up to this point is primarily a result of historical exploration data.    Although we have made field observations, our exploration program is just getting under way.  Accordingly, we are not yet in a position to evaluate the likelihood that our business will be successful We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE WE HAVE NOT SURVEYED THE COSO AND BLYTHE MINING CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIMS BOUNDARIES.

While we have conducted mineral claim title searches, this should not be construed as a guarantee of claims boundaries. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt. If we discover mineralization that is close to the claims boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO OBTAIN FINANCING TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions.   These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and an investor may lose any investment he makes in our shares.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION WHICH INCLUDES A STATEMENT DESCRIBING A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

 As described in Note 5 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

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

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY URANIUM WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES.

Our continued success will be dependent on the growth of demand for uranium. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE GLOBAL ECONOMIC CRISIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND CAPITAL RESOURCES.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. In addition, the tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new debt or obtain funding through the issuance of our securities.

OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL FOR CONTINUED GROWTH, AND OUR GROWTH MAY BE SLOWED IF WE DO NOT HAVE SUFFICIENT CAPITAL.

 The continued growth and operation of our business may require additional funding for working capital.  We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate operations, acquisitions, and other investments.

 Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

OUR INABILITY TO USE SHARES OF OUR COMMON STOCK TO FINANCE FUTURE ACQUISITIONS COULD IMPAIR THE GROWTH AND EXPANSION OF OUR BUSINESS.

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which will vary, (ii) liquidity, which is presently limited, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for this purpose may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our failure to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

Risks Relating to Our Organization

AS A RESULT OF THE EXCHANGE, GREEN ENERGY BECAME A SUBSIDIARY OF OURS AND SINCE WE ARE SUBJECT TO THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS, THIS CAN BE EXPENSIVE AND MAY DIVERT RESOURCES FROM OTHER PROJECTS, THUS IMPAIRING OUR ABILITY GROW.

As a result of the Exchange, Green Energy became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Green Energy had remained privately held and did not consummate the Exchange.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board or to list on any national securities exchange.

OUR CERTIFICATE OF INCORPORATION ALLOWS FOR OUR BOARD TO CREATE NEW SERIES OF PREFERRED STOCK WITHOUT FURTHER APPROVAL BY OUR STOCKHOLDERS WHICH COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

 Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

WE ARE SUBJECT TO FINANCIAL REPORTING AND OTHER REQUIREMENTS FOR WHICH OUR ACCOUNTING, AND OTHER MANAGEMENT SYSTEMS AND RESOURCES MAY NOT BE ADEQUATELY PREPARED.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting.  Beginning in 2011, we will be required to obtain a report by our independent auditors addressing these assessments annually. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources. We anticipate that we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance personnel. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2010 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Risks Relating to Our Common Stock

WE MAY FAIL TO QUALIFY FOR CONTINUED LISTING ON THE OTC BULLETIN BOARD WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”). There can be no assurance that trading of our common stock on such market will be sustained or that we can meet OTCBB’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND PRICE FLUCTUATIONS WHICH COULD ADVERSELY IMPACT THE VALUE OF OUR COMMON STOCK.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FUTURE. ANY RETURN ON AN INVESTMENT IN OUR COMMON STOCK MAY BE LIMITED TO THE VALUE OF THE COMMON STOCK.

 We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

INVESTOR RELATIONS ACTIVITIES, NOMINAL “FLOAT” AND SUPPLY AND DEMAND FACTORS MAY AFFECT THE PRICE OF OUR STOCK.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, investors in the Company may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as the common stock sold in the Private Placement is registered and until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Since a small percentage of the outstanding common stock of the Company will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

OUR COMMON STOCK MAY BE DEEMED A “PENNY STOCK,” WHICH WOULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have 169 unpatented lode mining claims on BLM land and one state lease associated with the Coso Property and 66 unpatented lode mining claims on BLM land associated with the Blythe Property as described in detail in Item 1 above.

For a description of our Coso and Blythe mineral claims, please refer to Item 1 herein, which is hereby incorporated by reference to this Item 2.

Principal Executive Office

On January 1, 2010, we entered into a sublease with NAEC for 750 square feet of office space for our principal executive offices located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 85120.  The rent for this office space is $1,500 per month.  The term of the sublease is “month to month”.

Item 3. Legal Proceedings.

There are no  legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “AEFI.OB” and commenced trading on April 5, 2010. The following table sets forth the high and low bid quotation prices as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
April 5, 2010 through July 9, 2010	$1.04	$0.23

According to the records of our transfer agent, as of July 12, 2010, there were 91 holders of record of our common stock.

Dividend Policy

On December 21, 2009, our board of directors declared a dividend of an additional 11.2 shares of our common stock on each share of our common stock outstanding on December 21, 2009.  We have never paid cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon the existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that our Board of Directors considers relevant.

Recent Sales of Unregistered Securities

Sales by American Energy Fields, Inc. (f/k/a Sienna Resources, Inc.)

On July 20, 2007, we issued a total of 1,250,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $12,500.

On April 13, 2009, we issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.025 per share for a total of $25,000.

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of its common stock on each share of its common stock outstanding on December 21, 2009.

On December 24, 2009, we entered into the Exchange with Green Energy and its shareholders.  The Green Energy shareholders transferred all of the issued and outstanding capital stock of Green Energy to us in exchange for the right to receive one share of our common stock for each share of Green Energy common stock.  Accordingly, an aggregate of 28,788,252 shares of our common stock were issued to the shareholders of Green Energy.

On December 24, 2009, we issued a total of 9,300,000 shares of common stock to certain accredited investors for an aggregate purchase price of $1,395,000.  In connection therewith, we also issued two year warrants to purchase an aggregate of 4,650,000 shares of our common stock at a purchase price of $0.40 per share.

On March 19, 2010, we granted  350,000 shares of our common stock to Randall Reneau in consideration for his services as Chairman of our Board of Directors.

Sales by Green Energy Fields, Inc.

On November 30, 2009, Green Energy issued 2,000,000 shares of its common stock to NPX Metals, Inc. as payment for certain mining assets.

On November 30, 2009, Green Energy issued 26,788,252 shares of its common stock to certain investors for a per share purchase price of $0.0001.

We believe that the offer and sale of the securities referenced in this section were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act, except for up to 35 non-accredited investors. The purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information; appropriate legends were affixed to the stock certificates issued in such transactions; and offers and sales of these securities were made without general solicitation or advertising.

Description of Securities

Authorized Capital Stock

We have authorized 225,000,000 shares of capital stock, par value $0.0001 per share, of which 200,000,000 are shares of common stock and 25,000,000 are shares of preferred stock.

Capital Stock Issued and Outstanding

Our issued and outstanding securities as of July 12, 2010, on a fully diluted basis, are as follows:

▪	50,528,255 shares of our common stock;
▪	No shares of preferred stock; and
▪	Warrants to purchase an aggregate of 4,650,000 shares of our common stock issued to third parties in private placements at an exercise price of $0.40 per share.

Common Stock

            The holders of our common stock are entitled to one vote per share. Our Amended and Restated Certificate of Incorporation does not provide for cumulative voting. The holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of legally available funds; however, the current policy of our board of directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of our common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of our board of directors and issued in the future.

Preferred Stock

 Our board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Warrants

In connection with the Private Placement that we closed in December 2009, we issued two year warrants to purchase an aggregate of 4,650,000 shares of our common stock at an exercise price of $0.40 per share, subject to certain adjustments (the “Private Placement Warrants”).  The Private Placement Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to us, of up to 9.99%).  For a period of twelve months from the closing date of the Private Placement, holders of shares of common stock underlying the warrants issued in the Private Placement, have the right to seek “piggyback” registration of their shares in certain circumstances.

Transfer Agent

Our transfer agent through the reporting period was Signature Stock Transfer, located at 2301 Ohio Drive, Suite 100, Plano, TX 75093.  Our current transfer agent is Aspen Stock Transfer, 6623 Las Vegas Blvd., South #255, Las Vegas, NV 89119, (702) 360-0652

Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law, as amended, authorizes us to Indemnify any director or officer under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, to which a person is a party by reason of being one of our directors or officers if it is determined that such person acted in accordance with the applicable standard of conduct set forth in such statutory provisions. Our Amended and Restated Certificate of Incorporation contains provisions relating to the indemnification of director and officers and our By-Laws extend such indemnities to the full extent permitted by Delaware law. We may also purchase and maintain insurance for the benefit of any director or officer, which may cover claims for which we could not indemnify such persons.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Since we were formed on November 23, 2009, there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity from inception through March 31, 2010.

We incurred operating expenses of $297,382 for the period of inception through March 31, 2010.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operations of our business, obtaining cash from the additional sale of stock and the preparation and filing of our financial reports with the United States Securities and Exchange Commission.  Our net loss from inception through March 31, 2010 was $296,345.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $962,392.   We had $3,058 in outstanding liabilities.

We have met our liquidity and capital requirements primarily through the private placement of equity securities.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the period from inception through March 31, 2010 totaled approximately $226,287.  The use of cash was primarily related to working capital and exploration activities.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the period from inception through March 31, 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities for the period from inception through March 31, 2010 totaled approximately $1,397,679. The cash provided was the result of the sale of common stock and warrants through a PIPE financing.

Working Capital.    As of March 31, 2010, we had working capital of approximately $977,334.    Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition.    We expect to recognize the total revenue provided under a contract ratably over the contract period, including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned.  We expect to apply the revenue recognition principles set forth in ASC 605 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Stock Based Awards.

None

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Recent Accounting Pronouncements

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

In January, 2010, The Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosure (Topic 820) – Improving Disclosures about Fair Value Measurement (“ASU 2010-06”).  These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements with the Level 3 fair value measurements.  The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011.  The Company does not believe this standard will impact their financial statements.  Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN ENERGY FIELDS, INC.
(a development stage company)

KBL, LLP

CERTIFIED PUBLIC ACCOUNTANTS & ADVISORS

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors
American Energy Fields, Inc.
Apache Junction, AZ

We have audited the accompanying balance sheet of American Energy Fields, Inc. (An Exploration Stage Company) as of March 31, 2010, and the related statements of operations, changes in stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Fields, Inc. as of March 31, 2010, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

July 8, 2010

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

AUDITED
3/31/2010

ASSETS

Current assets:
Cash	$962,392
Prepaid legal fees	18,000
Total current assets	980,392

Mining rights	209,200

Total Assets	$1,189,592

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,058
Total liabilities	3,058

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 50,528,255 issued and outstanding
at March 31, 2010	5,053
Additional paid-in capital	1,428,826
Common stock, $.0001 par value, 350,000 shares to
be issued at March 31, 2010	49,000
Accumulated deficit	(296,345)
Total stockholders' equity	1,186,534

Total liabilities and stockholders' equity	$1,189,592

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

PERIOD FROM INCEPTION
NOVEMBER 23, 2009 TO
MARCH 31, 2010
AUDITED

Revenues	$-

Expenses
General and administrative	248,382
Directors' compensation	49,000
Total general and administrative	297,382

Other expenses (income)
Interest income	(1,037)
Total other (income) expenses	(1,037)

Net loss	$(296,345)

Basic weighted average number of
common shares outstanding	43,741,758

Diluted weighted average number of
common shares outstanding	43,741,758

Basic net loss per share	$(0.01)

Diluted net loss per share	$(0.01)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASHFLOWS

PERIOD FROM INCEPTION
NOVEMBER 23, 2009 TO
MARCH 31, 2010
AUDITED

Cash flows from operating activities
Net loss	$(296,345)
Consulting fees paid by issuance of common stock	36,000
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Common shares to be issued for directors' compensation	$49,000
Changes in operating assets and liabilities
(Increase) in prepaid legal fees	(18,000)
Increase in accounts payable & liabilities	3,058

Net cash (used in) operating activities	(226,287)

Cash flows from investing activities
Acquisition of mineral rights	(209,200)
Net cash (used in) investing activities	(209,000)

Cash flows from financing activities
Proceeds from issuance of Common Stock	1,397,679
Net cash provided by financing activities	1,397,679

Net increase in cash	962,392

Cash at beginning of period	-

Cash at end of period	$962,392

Cash paid during year for interest	$-

Taxes paid	$-

The accompanying notes to the financial statements should be read in conjunction with the above financial statements

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO MARCH 31, 2010

				Common				Deficit
				Stock				Accumulated
	Common	Common	Additional	Shares to	Common	Preferred	Prefereed	During	Total
	Stock	Stock	Paid-in	be	Stock	Stock	Stock	Exploration	Equity
	Shares	Amount	Capital	Issued	Amount	Shares	Amount	Stage	(Deficit)

Recapitalization of common shares of Sienna Resources
Holdings, Inc. as the acquiree in merger with Company
as the acquireron November 23, 2009	$12,200,000	$1,220	$(1,220)			$-	$-	$-	$-

Common shares issued on November 30, 2009 to
NPX Metals, Inc. for certain mining rights	2,000,000	$200	$-			$-	$-	$-	$200

Common shares issued on November 30, 2009 for cash	26,788,255	2,679							2,679

Common stock issued on December 24, 2009 for cash	9,300,000	930	1,394,070						1,395,000

Common stock issued for services rendered	240,000	24	35,976						36,000

Common stock to be issued for directors' compensation				350,000	49,000				49,000

Net loss for the year ended March 31, 2010								(296,345)	(296,345)

Balance at March 31, 2010	$50,528,255	$5,053	$1,428,826	$350,000	$49,000	$-	$-	$(296,345)	$1,186,534

See accompanying notes

AMERICAN ENERGY FIELDS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Since the Company had no assets of substance prior to the transaction, for accounting purposes the acquisition has been treated as a merger of both companies and recapitalization of the shares of Green Energy with the Company.  The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (December 24, 2009), the balance sheet include the assets and liabilities of Green Energy and the equity accounts be recapitalized to reflect the net equity of Green Energy.  Accordingly, the historical operating results are now the operating results of the Company.  The historical development stage entity financial statements prior to December 24, 2009 are those of Green Energy.

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

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350- 30-65 (formerly SFAS 142, “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of mining rights valued at $209,200.  Factors the Company considers to be important which could trigger an impairment review include the following:

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

In January, 2010, The Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosure (Topic 820) – Improving Disclosures about Fair Value Measurement (“ASU 2010-06”).  These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements with the Level 3 fair value measurements.  The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011.  The Company does not believe this standard will impact their financial statements.  Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of March 31, 2010
Deferred tax assets:
Net Operating Loss	$296,345
Tax Rate	34%
Total deferred tax assets	$100,757
Less Valuation allowance	$(100,757)

Net deferred tax assets	$0

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2010
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0%)
Net Effective Tax Rate	0%

As of March 31, 2010, the Company has a net operating loss carry forward of $296,345 expiring through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

None

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $296,345 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Joshua Bleak, an officer and director of the Company may, in the future, become involved in other business  opportunities as they become available,  thus he may face a conflict in selecting  between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - STOCK TRANSACTIONS

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

Sales by American Energy Fields, Inc. (f/k/a Sienna Resources, Inc.)

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of its common stock on each share of its common stock outstanding on December 21, 2009.

On December 24, 2009, we entered into the Exchange with Green Energy and its shareholders.  The Green Energy shareholders transferred all of the issued and outstanding capital stock of Green Energy to us in exchange for the right to receive one share of our common stock for each share of Green Energy common stock.  Accordingly, an aggregate of 28,788,252 shares of our common stock were issued to the shareholders of Green Energy.

On December 24, 2009, we issued a total of 9,300,000 shares of common stock to certain accredited investors for an aggregate purchase price of $1,395,000.  In connection therewith, we also issued two year warrants to purchase an aggregate of 4,650,000 shares of our common stock at a purchase price of $0.40 per share.

On December 24, 2009, Julie Carter resigned as sole officer and director of the company and the Company transferred all of the outstanding capital stock of SplitCo to Julie Carter in exchange for the cancellation of 15,250,000 shares of American Energy common stock that she owned.

On March 19, 2010, we granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as Chairman of our Board of Directors.  At June 30, 2009 these shares had not been issued but would be in the near future.

Sales by Green Energy Fields, Inc.

On November 30, 2009, Green Energy issued 2,000,000 shares of its common stock to NPX Metals, Inc. as payment for certain mining assets.

On November 30, 2009, Green Energy issued 26,788,252 shares of its common stock to certain investors for a per share purchase price of $0.0001.

As of March 31, 2010, we had 50,528,255 shares of common stock issued and outstanding.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized and 50,528,255 shares issued and outstanding.

Preferred stock, $.0001 par value, 25,000,000 shares authorized and none issued and outstanding.

NOTE 9 - MINERAL CLAIMS

COSO

On December 24, 2009, we acquired a 100% working interest and 97% net revenue interest in the Coso Project consisting of 169 Federal mineral claims, 3,380 acres, and 800 State leased acres, in Inyo County, CA.  Green Energy Fields, Inc. previously acquired these claims on November 29, 2010.  Previous uranium exploration and prospecting on the Coso Property includes geologic mapping, pitting, adits, radon cup surveys, airborne geophysics and drilling.  These programs have identified specific targets on the property.

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

The uranium anomalies targeted by previous exploration will be relocated and re-identified by us for further evaluation.  If feasible, old drill holes in prospective areas will be re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

BLYTHE

On December 24, 2009, we acquired a 100% interest (minus a 3% Net Smelter Return Royalty) in 66 lode mining claims (the NPG Claims) covering 1,320 acres of Federal Land in Riverside County, CA.  Green Energy Fields, Inc. previously acquired these claims on November 29, 2010.  A number of companies have worked on the Blythe uranium property during the 1950s through the 1980s.  Several shipments of ore were reportedly shipped from the property.  The Blythe Prospect occurs in the southern McCoy Mountains, which are composed of Precambrian metasediments, including meta-conglomerates, grits, quartzites and minor interbedded shales.

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

We propose to locate and re-enter as many old drill holes as possible.  These holes will be probed with geophysical instruments to determine radioactivity and uranium mineralization in the subsurface.  If these results are positive, then additional drilling and down-hole probing will be proposed.

.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position with the Company

Joshua Bleak	30	Chief Executive Officer/President/Director
David Lieberman	66	Acting Chief Financial Officer
Randall Reneau	61	Chairman of the Board of Directors

Biographies

Joshua Bleak has been our director and Chief Executive Officer, President, Treasurer and Secretary since December 24, 2009. From December 24, 2009 to February 1, 2010, Mr. Bleak also served as our Chief Financial Officer. Since May 2009, he has served as the President and a director of Southwest Exploration Inc., an exploration and mining company. Since October 2008, he has served as the President and director of North American Environmental Corp., a consulting company to exploration companies. From February 2007 to September 2008, he served as Manager of NPX Metals, Inc., an exploration and mining company. Since January 2005 he has served as Secretary and a director of Pinal Realty Investments Inc., a real estate development company.  Mr. Bleak’s qualification to serve on our Board of Directors is based on his experience in the mining industry in general.

David P. Lieberman has been our acting Chief Financial Officer since February 1, 2010 and has been a Certified Public Account with professional experience dating back to 1970.  From January 2008 to the present, Mr. Lieberman has served as Director and CFO for Datascension, Inc., a publicly traded company with revenues in excess $20 million.  From August 2007 to December 2007, Mr. Lieberman served as a consultant to Datascension, Inc.   From October, 2006 to September, 2007 Mr. Lieberman served as Director, COO, and CFO for Dalrada Financial Corporation.  He consulted for John Goyak & Associates from December 2002 until June 30, 2003 when he accepted the position as CFO effective July 1, 2003 and resigned September 30, 2006.  John Goyak & Associates is a privately held company that provides consulting services to the aerospace industry.  Mr. Lieberman graduated from University of Cincinnati with a BBA in 1967.

Mr. Reneau has served as the Chairman of our Board of Directors since March 19, 2010 and is registered as a Certified Professional Geologist with over 35 years of experience in mineral exploration and project management in the United States, Mexico, Brazil, and West Africa. Mr. Reneau was the Co-Founder and currently resides as the Chairman of the Board of Strategic American Oil Corporation (SGCA), a publicly listed oil and gas exploration and production company based out of Corpus Christi, Texas. He served Strategic American Oil as President and CEO from 2007 to 2009 and as an independent director of NPX Metals, Inc. from 2008 to 2009. Mr. Reneau was also recently the Principle Geologist, Chief Exploration Officer For Uranium Energy Corp. (UEC) an Amex listed company from January 2004 to July 2007. While there, he was the initial driving force who developed the uranium property portfolio. He has significant experience exploring for uranium in the United States, specifically in Texas, Arizona, New Mexico, and Wyoming, the states known to hold the largest uranium reserves. He extensively explored these states while employed in a senior position for Conoco Uranium, a subsidiary of Conoco Ltd., and Wold Nuclear, a privately-held company. Mr. Reneau holds licenses to practice geology in the states of Texas, Washington and Alaska. From December 2003 to December 2004, Mr. Reneau served as Chief Geologist for Oromex Resources in Durango, Mexico. From 1997 to December 2003, Mr. Reneau served as senior consulting geologist for AZCO Mining, Inc., managing exploration projects in Mali, West Africa and Sonora, Mexico. From 1990 to 1999, Mr. Reneau served as Principal Geologist for Reneau and Associates, a Geo-Environmental firm. From 1988 to 1990, Mr. Reneau was employed as a senior consulting geologist with Western Mining Corporation's Canadian subsidiary, Westminer Canada. Mr. Reneau's role at Westminer Canada included mineral exploration in West Africa. Mr. Reneau served as President of Reneau Exploration and Development Company, Inc. ("REDCO") from 1980 to 1988. REDCO drilled and operated wells in Stephens County, Oklahoma and Navarro, Milam, Wilson and Guadalupe Counties in Texas. Mr. Reneau has a B.A. in Geology from Central Washington University and an M.S. in Environmental Engineering from Kennedy-Western University. Mr. Reneau’s qualification to serve on our Board of Directors is based on his experience in the mining industry in general

Family Relationships

There are no family relationships between or among the above directors and/or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

We currently have two directors serving on our Board of Directors, Mr. Bleak and Mr. Reneau.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE AMEX, Mr. Reneau would be considered an independent director of the Company.

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the period from inception (November 23, 2009) to March 31, 2010.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future. We intend to appoint such persons to the committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to separate these roles.  Mr. Reneau  has served as our Chairman since March 19, 2010.  Mr. Bleak has served as our Chief Executive Officer since the Exchange. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it provides for allows us to separate the strategic and oversight roles within our board structure.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last fiscal year, the compensation earned by each of our principal executive officer and principal financial officers (“named executive officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

Name and principal position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Joshua Bleak(3)	2010	--	-	-	24,000 (1)	24,000
CEO

David Lieberman(4)	2010	-	-	-	15,000(2)	15,000
Acting CFO

Julie Carter(5)	2010	-	-	-	-	-
	2009	-	-	-	-	-
	2008	-	-	-	-	-

(1)   Paid as a consulting fee to Mr. Bleak in consideration for his services as Chief Executive Officer

(2)   Paid as a consulting fee pursuant to Mr. Lieberman’s consulting agreement dated February 1, 2010.

(3)   Joshua Bleak was the Chief Executive Officer of Green Energy Fields, Inc. and was appointed the Chief Executive Officer  and Chief Financial Officer of American Energy Fields, Inc on December 24, 2009. Mr. Bleak resigned as the Chief Financial Officer of American Energy Fields, Inc. on February 1, 2010.

(4)   David Lieberman was appointed acting Chief Financial Officer on February 1, 2010.

(5)   Julie Carter resigned from her positions as Chief Executive Officer and Chief Financial Officer of American Energy Fields, Inc. on December 24, 2009.

Outstanding Equity Awards at Fiscal Year End

As of March 31, 2010, our Board of Directors had not adopted any plan to issue stock options to employees, service providers or directors. On April 1, 2010, we adopted our 2010 Equity Incentive Plan which reserved 7,500,000 shares of our common stock for issuances thereunder.

We did not grant stock options to our executive officers during the fiscal year ended March 31, 2010. No executive exercised any stock options during the fiscal year 2010.

Employment Agreements

On February 1, 2010, we entered into a consulting agreement with David Lieberman, pursuant to which he would serve as our acting Chief Financial Officer in consideration for $5,000 per month.

Director Compensation

Mr. Reneau, in consideration for his services as the Chairman of our Board of Directors, receives a monthly cash payment of $3,000.  Mr Reneau is also entitled to receive an aggregate of 350,000 restricted shares of our common stock as well as an aggregate of 750,000 options to purchase shares of our common stock at a per share strike price of $0.15, which vests equally every six months for a period of thirty (30) months.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of July 12, 2010 regarding the beneficial ownership of our common stock based on 50,528,255 shares of common stock issued and outstanding on July 12, 2010, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o American Energy Fields, Inc., 3266 W. Galveston Drive #101, Apache Junction, AZ 85120. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of July 8, 2010, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Joshua Bleak	825,000	1.63
David Lieberman	----	---
Randall Reneau	650,000(1)	1.29

All directors and executive officers as a group (3 persons)	1,475,000	2.92
* Less than 1%
(1)	Does not include options to purchase 750,000 shares of common stock, which are not exercisable within sixty days.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2010, we did not have an equity incentive plan in effect.  On April 1, 2010, we adopted our 2010 Equity Incentive Plan which reserved 7,500,000 shares of our common stock for issuances thereunder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 30, 2009, Green Energy entered into an agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with CPX Uranium, Inc. and NPX Metals, Inc. for the purchase of certain mining assets in consideration for 2,000,000 shares of Green Energy’s common stock (which was exchanged for 2,000,000 shares of our common stock upon the closing of the Exchange) and a cash payment of $209,000.  Daniel Bleak, the father of Joshua Bleak, our Chief Executive Officer, is the President of NPX Metals, Inc.  Randall Reneau, the chairman of our board of directors, previously served as an independent director of NPX Metals, Inc. from 2008 to 2009.

Item 14. Principal Accountant Fees and Services.

Audit Fees

            The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2010 was $4,500.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended March 31, 2010 was $0.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended March 31, 2010 was $ 1,000.  These fees related to the preparation of federal income and state franchise tax returns.

 All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended March 31, 2010, other than for audit fees and tax fees, was $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1
Share Exchange Agreement dated as of December 24, 2009, by and among American Energy Fields, Inc., Green Energy Fields, Inc. and the shareholders of Green Energy Fields, Inc. (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 29, 2009)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

3.2	Amended and Restated Bylaws (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

10.1
Subscription Agreement dated December 24, 2009, by and among American Energy Fields, Inc. and the subscribers signatory thereto (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.2	Form of Investor Warrant, dated December 24, 2009 (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.3
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated December 24, 2009, by and between American Energy Fields, Inc. and Sienna Resources Holdings, Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.4
Stock Purchase Agreement dated December 24, 2009, by and between American Energy Fields, Inc. and the purchases signatory thereto (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 30, 2009, by and between CPX Uranium, Inc., NPX Metals, Inc. and Green Energy Fields, Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.6	Consulting Agreement dated February 1, 2010 between American Energy Fields, Inc. and David Lieberman (Incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010)

10.7	Letter Agreement dated March 19, 2010 between American Energy Fields, Inc. and Randall Reneau (Incorporated herein by reference to our Current Report on Form 8-K filed on March 24, 2010)

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY FIELDS, INC.

Date: July 12, 2010	By:	/s/ Joshua Bleak
Joshua Bleak President and Chief Executive Officer

Date: July 12, 2010	By:	/s/ David P. Lieberman
David P. Lieberman
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joshua Bleak	Director, President and Chief Executive Officer	July 12, 2010
Joshua Bleak	(Principal Executive Officer)

/s/ David P. Lieberman	Acting Chief Financial Officer	July 12, 2010
David P. Lieberman	(Principal Financial Officer and
Principal Accounting Officer)

/ s/ Randall Reneau	Director - Chairman of the Board of Directors	July 12, 2010
Randall Reneau

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement dated as of December 24, 2009, by and among American Energy Fields, Inc., Green Energy Fields, Inc. and the shareholders of Green Energy Fields, Inc. (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 29, 2009)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

3.2	Amended and Restated Bylaws (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

10.1
Subscription Agreement dated December 24, 2009, by and among American Energy Fields, Inc. and the subscribers signatory thereto (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.2	Form of Investor Warrant, dated December 24, 2009 (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.3
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated December 24, 2009, by and between American Energy Fields, Inc. and Sienna Resources Holdings, Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.4
Stock Purchase Agreement dated December 24, 2009, by and between American Energy Fields, Inc. and the purchases signatory thereto (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 30, 2009, by and between CPX Uranium, Inc., NPX Metals, Inc. and Green Energy Fields, Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.6	Consulting Agreement dated February 1, 2010 between American Energy Fields, Inc. and David Lieberman (Incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010)

10.7	Letter Agreement dated March 19, 2010 between American Energy Fields, Inc. and Randall Reneau (Incorporated herein by reference to our Current Report on Form 8-K filed on March 24, 2010)

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.