Form 10-Q
period 2010-06-30
American Energy Fields, Inc.
filed 2010-08-20
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

480-288-6530
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                Accelerated filer ☐

    Non-accelerated filer ☐                                                                Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,878,255 shares as of August 19, 2010

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	June 30, 2010 UNAUDITED	March 31, 2010 AUDITED
ASSETS

Current assets:
Cash	$570,099	$962,392
Accounts receivable	7,000
Prepaid legal fees	—	18,000
Total current assets	577,099	980,392

Office equipment & vehicle, net of depreciation	18,005	—

Other assets:
Mining rights	444,200	209,200
Total other assets	444,200	209,200

Total Assets	$1,039,304	$1,189,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,587	$3,058
Total liabilities	3,587	3,058

Stockholders’ Equity:
Preferred stock, $.0001 par value, 25,000,000 shares authorized: no shares issued and outstanding		—
Common stock, $.0001 par value, 200,000,000 shares authorized: 50,528,255 issued and outstanding at June 30, 2010 and March 31, 2010	5,053	5,053
Additional paid-in capital	1,428,826	1,428,826
Common stock, $.0001 par value, 550,000 shares to be issued at June 30, 2010 and 350,000 shares to be issued at March 31, 2010	219,000	49,000
Accumulated deficit	(617,162)	(296,345)
Total stockholders’ equity	1,035,717	1,186,534

Total liabilities and stockholders’ equity	$1,039,304	$1,189,592

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2010	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO MARCH 31, 2010	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO JUNE 30, 2010
	UNAUDITED	AUDITED	UNAUDITED

Revenues	$—	$—	$—

Expenses
Exploration costs	26,693	—	26,693
General and administrative	293,518	248,382	541,900
Depreciation	1,325	—	1,325
Directors' compensation	—	49,000	49,000
Total general and administrative	321,536	297,382	618,918

Other expenses (income)
Interest income	(719)	(1,037)	(1,756)
Total other (income) expenses	(719)	(1,037)	(1,756)

Net loss	$320,817	$296,345	$617,162

Basic weighted average number of common shares outstanding	50,528,255	43,741,758	46,548,899

Diluted weighted average number of common shares outstanding	50,528,255	43,741,758	46,548,899

Basic net loss per share	$(0.006)	$(0.007)	$(0.013)

Diluted net loss per share	$(0.006)	$(0.007)	$(0.013)

The accompanying notes to the financial statements should be read in conjunction with the above financial   statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	FOR THE THREE MONTHS ENDED JUNE 30, 2010	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO MARCH 31, 2010	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO JUNE 30, 2010
	UNAUDITED	AUDITED	UNAUDITED

Cash flows from operating activities
Net loss	$(320,817)	$(296,345)	$(617,162)
Consulting fees paid by issuance of common stock	—	36,000	36,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,325	—	1,325
Common shares to be issued for directors’ compensation	—	49,000	49,000
Common shares to be issued for mining rights	170,000	—	170,000
Changes in operating assets and liabilities
Increase in accounts receivable	(7,000)	—	(7,000)
(Decrease) in prepaid legal fees	18,000	(18,000)	—
Increase in accounts payable & liabilities	529	3,058	3,587

Net cash (used in) operating activities	(137,963)	(226,287)	(364,250)

Cash flows from investing activities
Acquisition of mining rights	(235,000)	(209,200)	(444,200)
Purchase of office equipment and vehicle	(19,330)	—	(19,330)
Net cash (used in) investing activities	(254,330)	(209,200)	(463,530)

Cash flows from financing activities
Proceeds from issuance of Common Stock	—	1,397,879	1,397,879
Net cash provided by financing activities	—	1,397,879	1,397,879

Net increase in cash	(392,293)	962,392	570,099

Cash at beginning of period	962,392	—	—

Cash at end of period	$570,099	$962,392	$570,099

Cash paid during year for interest	$—	$—	$—

Taxes paid	$—	$—	$—

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

On December 24, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), and the shareholders of Green Energy.  Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to the Company in exchange for shares of the Company’s common stock (the “Exchange”).  Such Exchange caused Green Energy to become our wholly-owned subsidiary.  Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”).,the Company transferred all of its pre-Exchange assets and liabilities (“Split-off”) to its wholly-owned subsidiary, Sienna Resources Holdings, Inc. (“SplitCo”).  Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to Julie Carter, its former officer and director, in exchange for the cancellation of shares of the Company’s common stock that she owned.  Following the Exchange and the Split-off, the Company’s sole line of business is the business of Green Energy.

The Company is now primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.  Our target properties are those that have been the subject of historical exploration.  The Company has acquired State Leases and federal unpatented mining claims in the state of California for the purpose of exploration and potential development of uranium minerals on a total of approximately 5,500 acres.

Since American Energy had no assets of substance prior to the Exchange, for accounting purposes the Exchange has been treated as a merger of both companies and recapitalization of the shares of Green Energy with American Energy.  The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (December 24, 2009), the balance sheet include the assets and liabilities of Green Energy and the equity accounts be recapitalized to reflect the net equity of Green Energy.  Accordingly, the historical operating results of Green Energy are now the operating results of the Company.

As Green Energy was formed on November 23, 2009, there is no comparative period.

Effective November 23, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

FAIR VALUE OF FINANCIAL INSTRUMENTS (OTHER THAN DERIVATIVE FINANCIAL INSTRUMENTS)

"Disclosures about Fair Value of Financial Instruments"  requires the Company to disclose, when reasonably attainable, the fair market values of its assets and  liabilities which are deemed to be financial instruments.  The Company's financial instruments consist primarily of cash and certain investments.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350- 30-65 (formerly SFAS 142, “Goodwill and Other Intangible Assets”), the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

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

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on its results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

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

Effective November 23, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 19, 2010, the date the financial statements were issued.

Effective November 23, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll-forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of June 30, 2010:

Office equipment	$2,330
Vehicle	17,000
19,330
Less accumulated depreciation	1,325
$18,005

Depreciation expense for the quarter ended June 30, 2010 was $1,325

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of June 30, 2010
Deferred tax assets:
Net Operating Loss	$(617,162)
Tax Rate	34%
Total deferred tax assets	$209,835
Less Valuation allowance	$(209,835)

Net deferred tax assets	$0

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

June 30, 2010
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0%)
Net Effective Tax Rate	0%

 As of June 30, 2010, the Company has a net operating loss carry forward of $617,162 expiring through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

None

LITIGATION

The Company is not presently involved in any litigation.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $617,162 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

Joshua Bleak, the sole officer and director of the Company, may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - STOCK TRANSACTIONS

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

On December 24, 2009, the Company entered into the Exchange with Green Energy and the shareholders of Green Energy.  The shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy in exchange for the right to receive one share of American Energy common stock for each share of Green Energy common stock.  Accordingly, an aggregate of 28,788,252 shares of American Energy common stock were issued to the shareholders of Green Energy.

On December 24, 2009, the Company sold in a private placement a total of 9,300,000 shares of common stock to 16 individuals for cash in the amount of $0.15 per share for a total $1,395,000.

On December 24, 2009, Julie Carter resigned as sole officer and director of the company and the Company transferred all of the outstanding capital stock of SplitCo to Julie Carter in exchange for the cancellation of 15,250,000 shares of American Energy common stock that she owned.

On March 19, 2010, we granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as Chairman of our Board of Directors.  At June 30, 2010 these shares had not been issued but would be in the near future.

On April 26, 2010, in connection with the Company’s purchase of a 100% interest in certain 86 unpatented lode mining claims,   located in Mohave County, Arizona, the Company issued 200,000 shares of its common stock to the seller in addition to $65,000 in cash.  Based upon the closing stock price of the Company’s common stock on April 26, 2010, which was $.85 a share, the shares of common stock issued were valued at $170,000.

As of June 30, 2010 the Company had 50,528,255 shares of common stock issued and outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 50,528,255 shares issued and outstanding.

Preferred stock, $0.0001 par value: 25,000,000 shares authorized; none issued and outstanding.

NOTE 10 - MINERAL CLAIMS

PAYMASTER

On April 26, 2010, the Company acquired a 100% interest in 86 unpatented lode mining claims, located in Mohave County, Arizona for $65,000 in cash and 200,000 shares of common stock.

On February 4, 2008, the Company acquired a 100% interest in a total of four mineral claims located in the Paymaster Canyon Area of Esmeralda County, Nevada. The claims, related geological report and phase 1 fieldwork were acquired for $15,000.  These costs have been expensed as exploration costs from inception through period ending June 30, 2010.

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

BLYTHE

On December 24, 2009, the Company acquired a 100% interest (minus a 3% Net Smelter Return Royalty) in 66 lode mining claims (the NPG Claims) covering 1,320 acres of Federal Land in Riverside County, CA.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

OVERVIEW

American Energy Fields, Inc. was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On December 21, 2009, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock.

On December 24, 2009, we entered into the Exchange with Green Energy and the shareholders of Green Energy, which caused Green Energy to become our wholly-owned subsidiary.

We are primarily engaged, through our operating subsidiary, Green Energy,  in the acquisition and exploration of properties that may contain uranium mineralization in the United States. Our target properties are those that have been the subject of historical exploration.  We have acquired State Leases and Federal unpatented mining claims in the state of California for the purpose of exploration and potential development of uranium minerals on a total of approximately 5,500 acres.  On April 26, 2010, we acquired a 100% interest in 86 unpatented lode mining claims, located in Mohave county, Arizona. We plan to review opportunities to acquire additional mineral properties with current or historic uranium mineralization with meaningful exploration potential.

Our properties do not have any reserves.  We plan to conduct exploration programs on these properties with the objectives of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2010, the Company was still in our exploration stage and had generated no revenues to date.  For the three months ended June 30, 2010, the Company generated a loss of ($320,817).  During the quarter, the Company purchased  a 100% interest in certain mining claims located in Mohave county, Arizona, for $65,000 in cash and 200,000 shares of its common stock.

Green Energy was formed on November 23, 2009.  Therefore, there is no comparative period in 2009 for our fiscal quarter.

We incurred operating expenses of $321,786 for the three months ended June 30, 2010.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, sales of our stock and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements from inception (November 23, 2009) through the quarter ended June 30, 2010 report no revenues and a net loss of $617,162. For the three months ended June 30, 2010, the Company decreased its working capital position by $150,817 from $1,186,534 at March 31, 2010 to $1,035,717 at June 30, 2010.  At June 30, 2010, our cash balance was $570,099 and our outstanding liabilities were $3,587.

The Company’s capital resources have been comprised primarily from the sale of securities to private investors.  The Company’s ongoing need for capital will require it to raise additional funds through additional public or private offerings of its securities.  There can be no assurance that the Company will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute its current stockholders’ equity interests in the Company.  If the Company is unable to raise additional funds on a timely basis, or at all, it probably will not be able to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2010. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2010, we issued 200,000 shares of our common stock to NPX Metals, Inc. as partial consideration for the purchase of certain mining claims. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - [REMOVED AND RESERVED.]

ITEM 5 - OTHER INFORMATION

On April 26, 2010, we acquired a 100% interest in 86 unpatented lode mining claims, located in Mohave County, Arizona for $65,000 in cash and 200,000 shares of common stock.  The Purchase and Royalty Agreement between our wholly owned operating subsidiary, Green Energy, and NPX Metals, Inc., the seller, is attached to this Quarterly Report as Exhibit 10.1.

ITEM 6 - EXHIBITS.

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

10.1  Purchase and Royalty Agreement between Green Energy Fields, Inc. and NPX Metals, Inc., dated as of April 22, 2010

31.1 Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2010	American Energy Fields, Inc.

By: /s/ Joshua Bleak
Joshua Bleak, President and
Chief Executive Officer

By: /s/ David P. Lieberman
Acting Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

 Exhibit No.            Description

2.1	Share Exchange Agreement dated December 24, 2009 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 29, 2009)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 24, 2009)

3.2	Amended and Restated Bylaws (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on December 24, 2009)

10.1	Purchase and Royalty Agreement between Green Energy Fields, Inc. and NPX Metals, Inc., dated as of April 22, 2010

31.1                        Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2                        Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350