Form 10-Q
period 2010-09-30
American Energy Fields, Inc.
filed 2010-11-15
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,678,255 shares as of November 15, 2010

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	September 30, 2010	March 31, 2010
	UNAUDITED	AUDITED

ASSETS

Current assets:
Cash	$126,181	$962,392
Prepaid legal fees	-	18,000
Total current assets	126,181	980,392

Office equipment & vehicle, net of depreciation	16,679	-

Other assets:
Deposits	15,097	-
Mining rights	444,200	209,200
Total other assets	459,297	209,200

Total Assets	$602,157	$1,189,592

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$-	$3,058
Total liabilities	-	3,058

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding		-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 50,878,255 issued and outstanding
at September 30, 2010 and 50,528,255 at March 31, 2010	5,088	5,053
Additional paid-in capital	1,477,791	1,428,826
Common stock, $.0001 par value, 3,000,000 shares to
be issued at September 30, 2010 and 350,000 shares to
be issued at March 31, 2010	1,570,000	49,000
Accumulated deficit	(2,450,722)	(296,345)
Total stockholders' equity	602,157	1,186,534

Total liabilities and stockholders' equity	$602,157	$1,189,592

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	FOR THE THREE	FOR THE SIX	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	MONTHS ENDED	MONTHS ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2010	MARCH 31, 2010	SEPTEMBER 30, 2010
	UNAUDITED	UNAUDITED	AUDITED	UNAUDITED

Revenues	$-	$-	$-	$-

Expenses
Exploration costs	96,475	123,168	-	123,168
General and administrative	1,735,988	2,029,506	248,382	2,277,888
Depreciation	1,326	2,651	-	2,651
Directors' compensation	-	-	49,000	49,000
Total general and administrative	1,833,789	2,155,325	297,382	2,452,707

Other expenses (income)
Interest income	(229)	(948)	(1,037)	(1,985)
Total other (income) expenses	(229)	(948)	(1,037)	(1,985)

Net loss	$(1,833,560)	$(2,154,377)	$(296,345)	$(2,450,722)

Basic weighted average number of
common shares outstanding	50,528,255	50,614,318	43,741,758	48,869,203

Diluted weighted average number of
common shares outstanding	50,699,448	50,614,318	43,741,758	48,869,203

Basic net loss per share	$(0.036)	$(0.043)	$(0.007)	$(0.050)

Diluted net loss per share	$(0.036)	$(0.043)	$(0.007)	$(0.050)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASHFLOWS

	FOR THE SIX	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	MONTHS ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	SEPTEMBER 30, 2010	MARCH 31, 2010	SEPTEMBER 30, 2010
	UNAUDITED	AUDITED	UNAUDITED

Cash flows from operating activities
Net loss	$(2,154,377)	$(296,345)	$(2,450,722)
Consulting fees paid by issuance of common stock	-	36,000	36,000
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	2,651	-	2,651
Common shares to be issued for directors' compensation	-	49,000	49,000
Common shares to be issued for mining rights	170,000	-	170,000
Common shares to be issued for services	1,400,000		1,400,000
Changes in operating assets and liabilities
Decrease (increase) in prepaid legal fees	18,000	(18,000)	-
Increase in deposits	(15,097)		(15,097)
(Decrease) increase in accounts payable & liabilities	(3,058)	3,058	-

Net cash (used in) operating activities	(581,881)	(226,287)	(808,168)

Cash flows from investing activities
Acquisition of mining rights	(235,000)	(209,200)	(444,200)
Purchase of office equipment and vehicle	(19,330)	-	(19,330)
Net cash (used in) investing activities	(254,330)	(209,200)	(463,530)

Cash flows from financing activities
Proceeds from issuance of Common Stock	-	1,397,879	1,397,879
Net cash provided by financing activities	-	1,397,879	1,397,879

Net (decrease) increase in cash	(836,211)	962,392	126,181

Cash at beginning of period	962,392	-	-

Cash at end of period	$126,181	$962,392	$126,181

Cash paid during year for interest	$-	$-	$-

Taxes paid	$-	$-	$-

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

On December 24, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), and the shareholders of Green Energy.  Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to the Company in exchange for shares of the Company’s common stock (the “Exchange”).  Such Exchange caused Green Energy to become our wholly-owned subsidiary.  Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”),the Company transferred all of its pre-Exchange assets and liabilities (“Split-off”) to its wholly-owned subsidiary, Sienna Resources Holdings, Inc. (“SplitCo”).  Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to Julie Carter, its former officer and director, in exchange for the cancellation of shares of the Company’s common stock that she owned.  Following the Exchange and the Split-off, the Company’s sole line of business is the business of Green Energy.

The Company is now primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.  Our target properties are those that have been the subject of historical exploration.  The Company has acquired State Leases and federal unpatented mining claims in the states of Arizona and California for the purpose of exploration and potential development of uranium minerals on a total of approximately 7,200 acres.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of September 30, 2010:

Office equipment	$2,330
Vehicle	17,000
19,330
Less accumulated depreciation	2,651
$16,679

Depreciation expense for the quarter ended September 30, 2010 was $1,326

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of September 30, 2010
Deferred tax assets:
Net Operating Loss	$(2,450,722)
Tax Rate	34%
Total deferred tax assets	$833,245
Less Valuation allowance	$(833,245)

Net deferred tax assets	$0

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

September 30, 2010
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0%)
Net Effective Tax Rate	0%

As of September 30, 2010, the Company has a net operating loss carry forward of $2,450,772 expiring through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,450,722 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

The officers and directors of the Company, may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

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

On March 19, 2010, we granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as Chairman of our Board of Directors.  During the quarter ended  September 30, 2010 these shares were issued.

The Company executed an investor relations agreement on July 15, 2010 pursuant to which it is required to issue 2,000,000 shares of common stock to the consultant in consideration for certain investor relation services. The shares were issued in October of 2010.

On September 1, 2010, the Company entered into consulting agreements with four consultants whereby the Company agreed to issue an aggregate of 800,000 shares of its common stock (200,000 shares per consultant) in consideration for certain services related to business development, financial management and communications.

Acquisition of Mining Rights

On April 26, 2010, the Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock.  Based upon the closing stock price of the Company’s common stock on April 26, 2010, which was $0.85 per share, the issuance of the common stock was valued at $170,000.

As of September  30, 2010 the Company had 50,878,255 shares of common stock issued and outstanding .

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  September 30, 2010:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 50,878,255 shares issued and outstanding.

Preferred stock, $0.0001 par value: 25,000,000 shares authorized; none issued and outstanding.

In the quarter ended September 30, 2010, the Company entered into five (5) Consulting agreements.  These Agreements required the issuance of a total of 2,800,000 shares for services to be rendered during the next twelve months.  These shares were issued in October of 2010.

NOTE 11 – SUBEQUENT EVENTS

During the quarter ended September 30, 2010 the Company entered into the following consulting agreements:

On September 1, 2010, entered into four consulting agreements with certain consultants in order to assist it in order to develop the Company’s  planning, information sharing, education and training, representation abroad, investment support and industry and technology development.  The agreements are with these companies for one year.  The Company issued 200,000 shares of Common Stock to each of the four companies for the services to be rendered.  The shares were issued in October of 2010

On July 15, 2010, the Company executed an investor relations agreement, pursuant to which it is required to issue 2,000,000 shares of common stock to the consultant in consideration for certain investor relations services.  The shares were issued in October of 2010.

NOTE 12 - MINERAL CLAIMS

ARTILLERY PEAK

On April 26, 2010, the Company acquired a 100% interest (minus a 4% net smelter royalty interest) in 86 unpatented lode mining claims, located in Mohave county, Arizona for $65,000 in cash and 200,000 shares of common stock.

The Artillery Peak Property lies within the Date Creek Basin, which is a region well known for significant uranium occurrence.  A number of companies  performed exploration drilling at the Artillery Peak Property in the 1950s through 1970s, and most recently in 2007, indicating substantial uranium mineralization and identifying targets for future exploration.  The uranium anomalies are found primarily within the Artillery Peak Formation, a lacustrine sandstone rock unit.

The Company released a technical report on October 12, 2010 compliant with Canadian National Instrument 43-101 standards prepared by Dr. Karen Wenrich, an expert on uranium mineralization in the southwestern United States, and Allen Wells, who performed a mineral resource estimate (as defined by the Canadian Institute of Mining, Metallurgy and Petroleum) based on historical data and  the recent 2007 data.  As recommended in the technical report, the Company expects to develop plans to conduct exploration drilling to further delineate the extent and nature of the uranium mineralization at the Artillery Peak Property.

COSO

On December 24, 2009, the Company acquired a 100% working interest and 97% net revenue interest in the Coso Property consisting of 169 Federal mineral claims, 3,380 acres, and 800 State leased acres, in Inyo County, CA.

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

We are primarily engaged, through our operating subsidiary, Green Energy,  in the acquisition and exploration of properties that may contain uranium mineralization in the United States. Our target properties are those that have been the subject of historical exploration.  We have acquired State Leases and Federal unpatented mining claims in the states of Arizona and California for the purpose of exploration and potential development of uranium minerals on a total of approximately 7,200 acres.

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

On April 26, 2010, we acquired a 100% interest (minus a 4% net smelter royalty interest) in 86 unpatented lode mining claims, located in Mohave county, Arizona, known as the Artillery Peak Property.  The Artillery Peak Property lies within the Date Creek Basin, which is a region well known for significant uranium occurrence.  A number of companies  performed exploration drilling at the Artillery Peak Property in the 1950s through 1970s, and most recently in 2007, indicating substantial uranium mineralization and identifying targets for future exploration.  The uranium anomalies are found primarily within the Artillery Peak Formation, a lacustrine sandstone rock unit.

The Company released a technical report on October 12, 2010, which was compliant with Canadian National Instrument 43-101 standards and prepared by Dr. Karen Wenrich, an expert on uranium mineralization in the southwestern United States, and Allen Wells, who performed a mineral resource estimate (as defined by the Canadian Institute of Mining, Metallurgy and Petroleum) based on historical data and the recent 2007 data. As recommended in the technical report, the Company expects to develop plans to conduct exploration drilling to further delineate the extent and nature of the uranium mineralization at the Artillery Peak Property.  At the Coso Property, uranium anomalies targeted by previous exploration will be relocated and re-identified by the Company for further evaluation. If feasible, old drill holes in prospective areas will be re-entered and logged by down-hole radiometric probes to identify zones and grades or subsurface uranium mineralization.

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

On July 15, 2010, the Company executed an investor relations agreement, pursuant to which it is required to issue 2,000,000 shares of common stock to the consultant in consideration for certain investor relations services.  The shares were issued in October of 2010.

On September 1, 2010, entered into four consulting agreements with certain consultants in order to assist it in order to develop the Company’s  planning, information sharing, education and training, representation abroad, investment support and industry and technology development.  The agreements are with these companies for one year.  The Company issued 200,000 shares of Common Stock to each of the four companies for the services to be rendered.  The shares were issued in October of 2010

RESULTS OF OPERATIONS

Green Energy was formed on November 23, 2009.  Therefore, there are no comparative periods in 2009 for our fiscal quarter

Three Months Ended September 30, 2010

For the three months ended September 30, 2010, the Company was still in our exploration stage and have generated no revenues to date.  For the three months ended September 30, 2010, the Company generated a loss of ($1,833,560).  During the preceding quarter ended June 30, 2010, the Company purchased a 100% interest in certain mining claims located in Mohave county, Arizona.  The Company paid $65,000 in cash and 200,000 shares of Common Stock.

We incurred operating expenses of $1,833,789 for the three months ended September 30, 2010.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, obtaining additional sale of stock and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

Six Months Ended September 30, 2010

For the six months ended September 30, 2010, the Company was still in an exploration stage and has generated no revenues to date.  For the six months ended September 30, 2010, the Company generated a loss of ($2,154,377).

We incurred operating expenses of $1,833,789 for the six months ended September 30, 2010.  These expenses consisted of general expenses and professional fees incurred in connection with the dat to day operation of our business, sales of our stock and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2010, the Company decreased its working capital position by $584,377 from $1,186,534 at March 31, 2010 to $602,157 at September 30, 2010.

The Company’s capital resources are comprised primarily of private investors.  The Company’s on going need for capital will require it to enter into additional agreements to raise capital from private individuals or corporations

Our cash balance at September 30, 2010 was $126,181. We had $ 0 in outstanding liabilities

Our financial statements from inception (November 23, 2009) through the quarter ended September 30, 2010 report no revenues and a net loss of ($2,450,722).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2010. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period covered by this Quarterly Report, the Company has not sold or issued any unregistered securities except as set forth below:

On July 15, 2010, the Company executed an investor relations agreement, pursuant to which it is required to issue 2,000,000 shares of common stock to the consultant in consideration for certain investor relations services.  The shares were issued in October of 2010.  This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

On September 1, 2010, the Company entered into consulting agreements with four consultants whereby the Company agreed to issue an aggregate of 800,000 shares of its common stock (200,000 shares per consultant) in consideration for certain services related to business development, financial management and communications.    This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

On October 6, 2010, the Company entered into an agreement with its newly appointed director, Bill Allred, whereby, in consideration for Mr. Allred’s services as an independent director of the Company, the Company agreed to issue an aggregate of 150,000 stock options with an exercise price of $0.25 per share, which shall vest 30,000 shares every six months for a total vesting period of thirty (30) months.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - [REMOVED AND RESERVED.]

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

10.1  Letter Agreement dated as of October 6, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2010)

31.2 Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

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

November 15, 2010    American Energy Fields, Inc.

By: /s/ Joshua Bleak
Joshua Bleak, President and
Chief Executive Officer (Principal Executive Officer)

By: /s/ David P. Lieberman
Acting Chief Financial Officer and
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.          Description

10.1                      Letter Agreement dated as of October 6, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2010)

31.1                      Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2                      Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1                      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.