Form 10-K/A
period 2010-03-31
American Energy Fields, Inc.
filed 2011-02-16
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Registrant's telephone number, including area code (480) 288-6530

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 12, 2010 was approximately $20,716,585.

As of July 12, 2010, there were 50,528,255 shares of Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

AMERICAN ENERGY FIELDS, INC.

2

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for American Energy Fields, Inc. (the “Company”), as initially filed with the Securities and Exchange Commission (“SEC”) on July 12, 2010 (the “Original Report”).   The purpose of this Amendment is to (i) provide additional disclosure related to the Company’s properties and business, (ii) provide additional disclosure related to the regulations governing the Company’s business and (iii) include a revised Report of the Company’s Independent Registered Public Accounting Firm.  This Amendment amends and restates the Original Report in its entirety in order to provide a complete and more accurate presentation.

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

COSO

The Coso property is located in Inyo County, California near the town of Lone Pine on the western margin of the Coso Mountains,
32 miles (51 km) south by road of Lone Pine in Inyo County, California, 150 miles (241 km) northeast by road to Bakersfield, CA, 187 miles (300 km) north by road of Los Angeles, CA, and 283 miles (455 km) west by road of Las Vegas, Nevada.  The Coso Project is accessible from U.S. highway 395 by taking the Cactus Flat road, an unimproved road for about 3 to 4 miles east of the highway, and climbing approximately 500 to 1200 feet above the floor of Owens Valley.

On December 24, 2009, as a result of the Exchange, we acquired a 100% working interest and 97% net revenue interest in the Coso property.  Prior to our acquisition, Green Energy Fields acquired the Project on November 30, 2009 from NPX Metals, Inc., a Nevada Corporation.  The 97% net revenue interest is the result of the Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 30, 2010, referenced in Item 13 of Part III of this filing.  Under the terms of the agreement, NPX Metals, Inc. retained a 3% net smelter return royalty interest in the Coso Property, leaving a 97% net revenue interest to Green Energy Fields, Inc., a wholly owned subsidiary of American Energy Fields, Inc.

The Coso property consists of 169 Federal unpatented lode mining claims on Bureau of Land Management ("BLM") land totaling 3,380 acres, and 800 State leased acres, in Inyo County, California.  The unpatented mining claims overlie portions of sections 12, 13, 24, 25, 26, 35, and 36 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian), sections 13, 24, and 25 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21 South, Range 37 East (Mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 1/2 East(Mount Diablo Base & Meridian).  To maintain the Coso mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140.00 per claim per year, plus a recording cost of approximately $50 to Inyo County where the claims are located.  With regard to the unpatented lode mining claims, future exploration drilling at the Coso Project will require us to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.  With regard to the state mineral prospecting permit, we are currently authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state lease.  Any future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

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

Uranium mineralization at the Coso Property occurs primarily as disseminated deposits in the lower arkosic sandstone/fanglomerate member of the Coso Formation and along silicified fractures and faults within the granite.  Uranium mineralization appears to have been deposited by hydrothermal fluids moving along fractures in the granite and the overlying Coso Formation.  Mineralization is often accompanied by hematite staining, silicification, and dark staining from sulfides.  Autinite is the only positively identified uranium mineral in the area.  The main uranium anomalies are found within the basal arkose of the lower Coso Formation and the immediately adjacent granitic rocks.

Uranium exploration has been occurring in the area since the 1950s by a number of mining companies including Coso Uranium, Inc., Ontario Minerals Company, Western Nuclear, Pioneer Nuclear, Federal Resources Corp., and Union Pacific / Rocky Mountain Energy Corp.  Previous uranium exploration and prospecting on the Coso property includes geologic mapping, pitting, adits, radon cup surveys, airborne geophysics and drilling.   Our preliminary field observations of the geology and historical working appear to corroborate the historical literature.  These historical exploration programs have identified specific exploration targets on the property.  All previous work has been exploratory in nature, and no mineral extraction or processing facilities have been constructed.  The exploration activities have resulted in over 400 known exploration holes, downhole gamma log data on the drill holes, chemical assay data, and airborne radiometric surveys, and metallurgical testing to determine amenability to leaching.

The property is undeveloped, and there are no facilities or structures.  There are a number of adits and trenches from previous exploration activities, as well as more than 400 exploration drillholes.

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of March 31, 2010, we has conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling or geophysical surveys.  We plan to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible, old drill holes in prospective areas will be re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  As of March 31, 2010, the water source had not yet been determined.

As of March 31, 2010, an exploration timetable and budget had not yet been developed, and there were no current detailed plans to conduct exploration on the property.

As of March 31, 2010, we did not have a sample collection.

With regard to the state mineral prospecting permit, we are currently authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state lease.   Any future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

The Coso Property does not currently have any known reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in nature.

NORTH HAIWEE
SOUTH HAIWEE
RESERVOIR
T 20 S
T 21 S
R 37 E
R 38 E
R 37 ½ E
R 38 E

NPG GROUP - 189 Unpatented Lode Mining Claims, 1 State Lease

— NPG Claim Boundary
— State Lease Boundary

MAP - 7.5' TOPO - HAIWEE RESERVOIR
- 30' x 60' - DARWIN HILLS

AMERICAN ENERGYFIELDS

LOCATION MAP
COSO URANIUM PROJECT
INYO COUNTY,
CALIFORNIA

- Coso

N
W E
S

FEBRUARY 2010

1 Mile

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

As of March 31, 2010, we were still in the process of assessing the Blythe Property.

The Blythe Property does not currently have any known reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in nature.

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

We are required to pay annual maintenance fees to the Bureau of Land Management ("BLM") to keep our Federal lode mining claims in good standing. The maintenance period begins at noon on September 1 st through the following September 1 st and payments are due by the first day of the maintenance period.  The annual fee is $140 per claim.  The annual fees required to maintain the Coso claims is $23,660 and the Blythe claims is $9,240. There is no requirement for annual assessment or exploration work on the Federal lode mining claims.

If we proceed with exploration drilling on the Coso and Blythe properties, we will be required to apply for and obtain various permits with the State of California and the BLM and post reclamation bonds. The permitting process takes several weeks to several months.  We do not currently have any drilling permits for our properties.

With regard to the unpatented lode mining claims, future exploration drilling at the Coso Project will require us to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

With regard to the state mineral prospecting permit, we are currently authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  We are not currently authorized to conduct exploration drilling on the state lease.   Any future drilling on the state mineral prospecting permit will require us to file environmental documentation under the California Environmental Quality Act.

Research and Development

We have not expended funds for research and development costs since inception.

Reports to Security Holders

We will file the necessary reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to, current reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q. You may read and copy these reports, statements or other information filed by us in the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the Website maintained by the SEC at www.sec.gov .

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

WE ARE SUBJECT TO FINANCIAL REPORTING AND OTHER REQUIREMENTS FOR WHICH OUR ACCOUNTING, AND OTHER MANAGEMENT SYSTEMS AND RESOURCES MAY NOT BE ADEQUATELY PREPARED .

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

Net Cash Provided By Financing Activities .  Net cash provided by financing activities for the period from inception through March 31, 2010 totaled approximately $1,397,679. The cash provided was the result of the sale of common stock and warrants through a PIPE financing.

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

Item 8. Financial Statements and Supplementary Data.

AMERICAN ENERGY FIELDS, INC.
(a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
American Energy Fields, Inc.
Apache Junction, AZ

We have audited the accompanying balance sheet of American Energy Fields, Inc. (An Exploration Stage Company) as of March 31, 2010, and the related statements of operations, changes in stockholders' (deficit) equity, and cash flows for the period November 23, 2009 (Inception) through March 31, 2010.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Fields, Inc. as of March 31, 2010, and the results of its operations and cash flows for the period November 23, 2009 (Inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/KBL, LLP
New York, NY

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

I n December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s financial statements.

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

Item 9A. Controls and Procedures.

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

  All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended March 31, 2010, other than for audit fees and tax fees, was $0 .

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

10.1
Subscription Agreement dated December 24, 2009, by and among American Energy Fields, Inc. and the subscribers signatory thereto (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.2	Form of Investor Warrant, dated December 24, 2009 (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.3
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated December 24, 2009, by and between American Energy Fields, Inc. and Sienna Resources Holdings, Inc. (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.4
Stock Purchase Agreement dated December 24, 2009, by and between American Energy Fields, Inc. and the purchases signatory thereto (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 30, 2009, by and between CPX Uranium, Inc., NPX Metals, Inc. and Green Energy Fields, Inc. (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.6	Consulting Agreement dated February 1, 2010 between American Energy Fields, Inc. and David Lieberman (I ncorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010)

10.7	Letter Agreement dated March 19, 2010 between American Energy Fields, Inc. and Randall Reneau (I ncorporated herein by reference to our Current Report on Form 8-K filed on March 24, 2010)

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY FIELDS, INC.

Date: February 16, 2011	By:	/s/ Joshua Bleak
Joshua Bleak President and Chief Executive Officer

Date: February 16, 2011	By:	/s/ David P. Lieberman
David P. Lieberman
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joshua Bleak	Director, President and Chief Executive Officer	February 16, 2011
Joshua Bleak	(Principal Executive Officer)

/s/ David P. Lieberman	Acting Chief Financial Officer	February 16, 2011
David P. Lieberman	(Principal Financial Officer and
Principal Accounting Officer)

/ s/ Daniel Bleak	Director	February 16, 2011
Daniel Bleak

/ s/ Bill Allred	Director	February 16, 2011
Bill Allred

EXHIBIT INDEX

Exhibit No.	Description
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

10.1
Subscription Agreement dated December 24, 2009, by and among American Energy Fields, Inc. and the subscribers signatory thereto (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.2	Form of Investor Warrant, dated December 24, 2009 (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.3
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated December 24, 2009, by and between American Energy Fields, Inc. and Sienna Resources Holdings, Inc. (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.4
Stock Purchase Agreement dated December 24, 2009, by and between American Energy Fields, Inc. and the purchases signatory thereto (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 30, 2009, by and between CPX Uranium, Inc., NPX Metals, Inc. and Green Energy Fields, Inc. (I ncorporated herein by reference to our Current Report on Form 8-K filed on December 29, 2009)

10.6	Consulting Agreement dated February 1, 2010 between American Energy Fields, Inc. and David Lieberman (I ncorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010)

10.7	Letter Agreement dated March 19, 2010 between American Energy Fields, Inc. and Randall Reneau (I ncorporated herein by reference to our Current Report on Form 8-K filed on March 24, 2010)

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.