Form 10-Q
period 2010-12-31
American Energy Fields, Inc.
filed 2011-02-22
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,979,088 shares as of February 18, 2011

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	December 31, 2010	March 31, 2010 (audited)

ASSETS

Current assets:
Cash	$1,531,655	$962,392
Prepaid legal fees	-	18,000
Total current assets	1,531,655	980,392

Office equipment & vehicle, net of depreciation	30,451	-

Other assets:
Mining rights	444,200	209,200
Deposit	15,000	-
Total other assets	459,200	209,200

Total Assets	$2,021,306	$1,189,592

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$348,400	$3,058
Loan payable	50,000	-
Total liabilities	398,400	3,058

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding		-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 53,678,255 issued and outstanding
at December 31, 2010 and 50,528,255 issued and
outstanding at March 31, 2010	5,368	5,053
Additional paid-in capital	4,167,761	1,428,826
Common stock, $.0001 par value, 4,500,833 shares to
be issued at December 31, 2010 and 350,000 shares to
be issued at March 31, 2010	2,320,000	49,000
Accumulated deficit	(4,870,223)	(296,345)
Total stockholders' equity	1,622,906	1,186,534

Total liabilities and stockholders' equity	$2,021,306	$1,189,592

  The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	PERIOD FROM INCEPTION	FOR THE NINE MONTHS	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	NOVEMBER 23, 2009 TO	ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010	MARCH 31, 2010	DECEMBER 31, 2010

Revenues	$-		$-	$-	$-

Expenses
Exploration costs	12,935		136,103	-	136,103
General and administrative	1,114,991	120,144	3,144,497	248,382	3,392,879
Depreciation	1,325		3,976	-	3,976
Directors' compensation	-			49,000	49,000
Total general and administrative	1,129,251	120,144	3,284,576	297,382	3,581,958

Other expenses (income)
Warrant expense related to stock sale	1,290,250	-	1,290,250	-	1,290,250
Interest income	-		(948)	(1,037)	(1,985)
Total other expenses (income)	1,290,250	-	1,289,302	(1,037)	1,288,265

Net loss	$(2,419,501)	$(120,144)	$(4,573,878)	$(296,345)	$(4,870,223)

Basic weighted average number of
common shares outstanding	53,357,165	28,080,617	50,614,318	43,741,758	49,044,322

Diluted weighted average number of
common shares outstanding	53,357,165	28,080,617	50,614,318	43,741,758	49,044,322

Basic net loss per share	$(0.05)	0.00	$(0.09)	$(0.01)	$(0.10)

Diluted net loss per share	$(0.05)	0.00	$(0.09)	$(0.01)	$(0.10)

  The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASHFLOWS

	FOR THE NINE MONTHS	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	DECEMBER 31, 2010	MARCH 31, 2010	DECEMBER 31, 2010
	UNAUDITED	AUDITED	UNAUDITED

Cash flows from operating activities
Net loss	$(4,573,878)	$(296,345)	$(4,870,223)
Consulting fees paid by issuance of common stock	-	36,000	36,000
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	3,976	-	3,976
Warrant expense related to stock sale	1,290,250		1,290,250
Stock based compensation on options granted	348,400		348,400
Common shares to be issued for directors' compensation	-	49,000	49,000
Common shares to be issued for mining rights	170,000	-	170,000
Common shares to be issued for services	1,400,000		1,400,000
Changes in operating assets and liabilities
Decrease (increase) in prepaid legal fees	18,000	(18,000)
Increase in deposits	(15,000)		(15,000)
(Decrease) increase in accounts payable & liabilities	46,942	3,058	50,000

Net cash (used in) operating activities	(1,311,310)	(226,287)	(1,537,597)

Cash flows from investing activities
Acquisition of mining rights	(235,000)	(209,200)	(444,200)
Purchase of office equipment and vehicle	(34,427)	-	(34,427)
Net cash (used in) investing activities	(269,427)	(209,200)	(478,627)

Cash flows from financing activities
Proceeds from issuance of Common Stock	2,150,000	1,397,879	3,547,879
Net cash provided by financing activities	2,150,000	1,397,879	3,547,879

Net (decrease) increase in cash	569,263	962,392	1,531,655

Cash at beginning of period	962,392	-	-

Cash at end of period	$1,531,655	$962,392	$1,531,655

Cash paid during year for interest	$-	$-	$-

Taxes paid	$-	$-	$-

  The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

AMERICAN ENERGY FIELDS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Since the Company had no assets of substance prior to the Exchange, for accounting purposes the Exchange has been treated as a merger of both companies and recapitalization of the shares of Green Energy with the Company.  The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (December 24, 2009), the balance sheet include the assets and liabilities of Green Energy and the equity accounts be recapitalized to reflect the net equity of Green Energy.  Accordingly, the historical operating results of Green Energy are now the operating results of the Company.

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

Interim Financial Statements

In the opinion of management, the accompanying  financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2010 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the nine month periods ended December 31, 2010, respectively and for the period from the commencement of the development stage (November 23, 2009) to December 31, 2010, and for the period from the commencement of the development stage (November 23, 2009) to March 31, 2010. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2011. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10K for the year ended March 31, 2010 filed on July 12, 2010.

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

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under ASC 815-40, Contracts in Entity’s Own Stock.  ASC 825-20, Accounting for Registration Payment Arrangements, establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with the standard, Reasonable Estimation of the Amount of a Loss. The Company has evaluated how these standards affected these accompanying financial statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of December 31, 2010:

Office equipment	$2,330
Vehicle	32,097
34,427
Less accumulated depreciation	3,976
$30,451
Depreciation expense for the quarter ended December 31, 2010 was $1,325

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2010
Deferred tax assets:
Net Operating Loss	$(4,870,223)
Tax Rate	34%
Total deferred tax assets	$1,655,876
Less Valuation allowance	$(1,655,876)

Net deferred tax assets	$0

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

December 31, 2010
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0%)
Net Effective Tax Rate	0%

 As of December 31, 2010, the Company has a net operating loss carry forward of $4,870,223 expiring through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred  a net loss of $4,573,878 for the nine months ended and  cumulative net losses of $4,870,223 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On March 19, 2010, we granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as the Company's then-Chairman of the Board of Directors.  During the quarter ended  September 30, 2010 these shares were issued.

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

On October 15, 2010, the Company accepted subscriptions for and issued secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $50,000.  The Bridge Notes mature on the sixth month anniversary of the date of issuance  and accrue interest at an annual rate of ten percent (10%).  The Bridge Notes are payable in full on the maturity date unless previously converted into shares of the Company’s common stock at an initial conversion price of $1.00 per share, as may be adjusted.  Additionally, the holders of the Bridge Notes shall have the right to convert the principal and any interest due under the Bridge Notes, on a dollar-for-dollar basis, into the shares of the Company issued and sold to investors in a Qualified Financing (as that term is defined in the Bridge Notes), at a conversion price equal to that purchase price per share of the Qualified Financing securities paid by the investors in such financing.

On December 3, 2010, the Company accepted subscriptions for and issued Bridge Notes in the aggregate principal amount of $50,000 on the same terms as described above.

In connection with the issuance of the Bridge Notes, the Company issued 25,000 shares of its common stock to each recipient of $50,000 Bridge Notes.

On December 3, 2010, the Company sold an aggregate of $100,000 worth of units (the “Units”) consisting of one share of the Company’s common stock and one five year warrant to purchase one additional share of common stock at an exercise price of $0.50 per share for a per Unit price of $0.50.  The Units were sold to Joshua Bleak, the Company’s President and Daniel Bleak, the Company’s director.

On December 29, 2010, the Company sold in a private placement a total of 4,000,000 Units to 2 investors at a purchase price of $0.50 per Unit, with each Unit consisting of (i) one share of the Company’s common stock per value $0.0001 per share and (ii) a five (5) year warrant to purchase one share of the Company’s common stock at a per share exercise price of $0.50.  Additionally, the private placement qualified as a Qualified Financing (discussed above) and thus a holder of $50,000 worth of Bridge Notes elected to have the outstanding principal of and accrued interest on such Bridge Note, on a dollar-for-dollar basis, exchanged into the private placement.  Bridge Notes in the aggregate principal amount of $50,000 (plus $416.50 in accrued interest) converted into 100,833 Units in the private placement on December 29, 2010.

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

As of December 31, 2010 the Company had 53,678,255 shares of common stock issued and outstanding .

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  December 31, 2010:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 53,378,255 shares issued and outstanding.

Preferred stock, $0.0001 par value: 25,000,000 shares authorized; none issued and outstanding.

Note 11. SUBSEQUENT EVENTS

On February 4, 2011, 4,300,833 shares of Common Stock were issued to the shareholders who purchased the Units in the private placement conducted on December 29, 2010 increasing the number of issued and outstanding shares from 53,678,255 to 57,979,088.

On February 18, 2011, the Company entered into subscription agreements with certain investors for the sale of an additional 12,159,950 Units (as originally defined and described in Noted 9) for an aggregate purchase price of $6,079,975.  In connection with the sale of these Units, the Company paid placement agent fees of $400,497.50 and issued warrants to the placement agent to purchase an aggregate of 2,431,990 shares of common stock on the same terms as the warrants issued to the investors.

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

COSO

The Coso property is located in Inyo County, California near the town of Lone Pine on the western margin of Coso Mountains, 32 miles (51km) south by road of Lone Pine in Inyo County, California, 150 miles (241km) northeast by road to Bakersfield, CA, 187 miles (300km) north by road of Los Angeles, CA and 283 miles (455km) west by road of Las Vegas.  The Coso Project is accessible from U.S. Highway 395 by taking the Cactus Flat road, an unimproved rod for about 3 to 4 miles east of the highway, and climbing approximately 500 to 1200 feet above the floor of Owens Valley.

On December 24, 2009, as a result of the Exchange, the Company acquired a 100% working interest and 97% net revenue interest in the Coso property.  Prior to our acquisition, Green Energy Fields acquired the Project on November 30, 2009 from NPX Metals, Inc., a Nevada Corporation.  The 97% net revenue interest is the result of the Agreement of Conveyance.  Transfer and Assignment of Assets and Assumption of Obligations dated as of November 30, 2010, referenced in Item 13 of Part III of this filing.  Under the terms of the agreement, NPX Metals, Inc. retained a 3% net smelter return royalty interest in the Coso Property, leaving a 97% net revenue interest to Green Energy Fields, Inc., a wholly owned subsidiary of American Energy Fields, Inc.

The Coso property consists of 169 Federal unpatented lode mineral claims on Bureau of Land Management (“BLM”) land totaling   3,380 acres, and 800 State leased acres, in Inyo County, CA.  The unpatented mining claims overlie portins of section 12, 13, 24, 25, 26, 35 and 36 of Township 20 South, Range 37 East (Mount Diablo Base and Meridian), sections 13, 24 and 25 of Township 20 South, Range 37 ½ East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21, South Range 37 East (mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 ½ East (Mount Diablo Base & Meridian).  The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 ½ East (Mount Diablo Base & Meridian).  To maintain the Coso mining claims in good standing, American Energy Fields, Inc must make annual maintenance fee payments to the BLM, in lieu of annual assessment work.  These claim fees are $140.00 per claim per year, plus a recording cost of approximately $50 to Inyo County where the claims are located.  With regard to the unpatented lode mining claims, future exploration drilling at the Coso Project will require American Energy Fields, Inc. to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.  With regard to the state mineral prospecting permit, American Energy Fields, Inc. is currently authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state lease.  Any future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

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

Uranium mineralization at the Coso Property occurs primarily as disseminated deposits in the lower arkosic sandstone/fanglomerate member of the Coso Formation and along silicified fractures and faults within the granite.  Uranium mineralization appears to have been deposited by hudrpthermal fluids moving along fractures in the granite and the overlying Coso Formation.  Mineralization is often accompanied by hermatite staining, silicification, and dark staining from sulfides.  Autinite is the only positively identified uranium mineral in the area.  The main uranium anomalies are found within the basal arkose of the lower Coso Formation and the immediately adjacent granitic rocks.

Uranium exploration has been occurring in the area since the 1950s by a number of mining companies, including Coso Uranium, Inc., Ontario Minerals Company, Western Nuclear, Pioneer Nuclear, Federal Resources Corp., and Union Pacific/RockyMountain Energy Corp.  Previous uranium exploration and prospecting on the Coso property includes geologic mapping, pitting, adits, radon cup surveys, airbone geophysics and drilling.  Our preliminary field observations of the geology and historical working appear to corroborate the historical literature.  These historical exploration programs have identified specific exploration targets on the property.  All previous work has been exploratory in nature, and no mineral extraction or processing facilities have been constructed.  The exploration activities have resulted in over 400 known exploration holes, downhole gamma log data on the drill holes, chemical assay data, and airborne radiometric surveys, and metallurgical testing to determine amenability to leaching.

The property is undeveloped, and there are no facilities or structures.  There are a number of adits and trenches from previous exploration activities as well as more than 400 exploration drill holes.

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of December 31, 2010; the Company had conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling of geophysical surveys.  We plan to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible old drill holes in prospective areas will e re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  As of December 31, 2010 the water source had not yet been determined.

As of December 31, 2010, an exploration timetable and budget had not yet been developed and there were no current detailed plans to conduct exploration on the property.

As of December 31, 2010, American Energy Fields did not have a sample collection.

With regard to the state mineral prospecting permit, American Energy Fields, Inc., is currently authorized to locate on the ground past drill holes, adits trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state lease.  Any future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

The Coso Property does not currently have any known reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in mature.

BLYTHE

The Blythe project is located in the southern McCoy Mountains in Riverside County, California approximately 15 miles west of the community of Blythe.  It consists of 66 lode mining claims (the NPG Claims) covering 1320 acres of BLM land.

On December 24, 2009, as a result of the Exchange, the Company acquired a 100% interest (minus a 3% Net Smelter Return Royalty) in the Blythe Property.  Prior to our acquisition, Green Energy acquired the project on November 30, 2009.

The Blythe property is located in an arid environment within the Basin and Range Province.  The southern McCoy Mountains are composed of Precambrian metasediments, including meta-conglomerates, grits, quartzities and minor interbedded shales.

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

As of December 31, 2010, the Company was still in the process of assessing the Blythe Property.  Additional information will be forthcoming.

The Blythe Property does not currently have any know reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in nature.

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

OVERVIEW

American Energy Fields, Inc. (“we” or the “Company”) was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On December 21, 2009, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock.

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

Green Energy was formed on November 23, 2009.  Therefore, there are no comparative periods in 2009 for our fiscal quarter

RESULTS OF OPERATIONS

Analysis of the three months ended December 31, 2010 compared to the period from inception, November 23, 2009 to December 31, 2009.

For the three months ended December 31, 2010, the Company was still in our exploration stage and has generated no revenues to date.

The Company had a net loss of ($2,419,501) for the three months ended December 31, 2010 compared to a net loss of ($120,144) for the period November 23, 2009 to December 31, 2009, an increase in the net loss of $2,299,357.

Total selling, general and administrative expenses increased by $994,847 to $1,114,991 for the three months ended December 31, 2010 as compared to $120,144 for the period November 23, 2009 to December 31, 2009.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, obtaining additional sale of stock and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

Nine Months Ended December 31, 2010

For the nine months ended December 31, 2010, the Company was still in an exploration stage and has generated no revenues to date.

For the nine months ended December 31, 2010, the Company generated a loss of ($4,573,878).

We incurred operating expenses of $3,284,576 for the nine months ended December 31, 2010.  These expenses consisted of general expenses and professional fees incurred in connection with the day to day operation of our business, sales of our stock and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2010, the Company increased its working capital position by $155,921 from $977,334 at March 31, 2010 to $ 1,133,255 at December 31, 2010.

The Company’s capital resources are comprised primarily of private investors.  The Company’s ongoing need for capital will require it to enter into additional agreements to raise capital from private individuals or corporations.

Our cash balance at December 31, 2010 was $1,531,655 and we had $398,400 in outstanding liabilities.

Our financial statements from inception (November 23, 2009) through the quarter ended December 31, 2010 reported no revenues and a net loss of ($4,870,223).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended December 31, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended December 31, 2010. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On October 15, 2010, the Company accepted subscriptions for and issued secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $50,000.  The Bridge Notes mature on the sixth month anniversary of the date of issuance  and accrue interest at an annual rate of ten percent (10%).  The Bridge Notes are payable in full on the maturity date unless previously converted into shares of the Company’s common stock at an initial conversion price of $1.00 per share, as may be adjusted.  Additionally, the holders of the Bridge Notes shall have the right to convert the principal and any interest due under the Bridge Notes, on a dollar-for-dollar basis, into the shares of the Company issued and sold to investors in a Qualified Financing (as that term is defined in the Bridge Notes), at a conversion price equal to that purchase price per share of the Qualified Financing securities paid by the investors in such financing.

On December 3, 2010, the Company accepted subscriptions for and issued Bridge Notes in the aggregate principal amount of $50,000 on the same terms as described above.

In connection with the issuance of the Bridge Notes, the Company issued 25,000 shares of its common stock to each recipient of $50,000 Bridge Notes.

On December 3, 2010, the Company sold an aggregate of $100,000 worth of units (the “Units”) consisting of one share of the Company’s common stock and one five year warrant to purchase one additional share of common stock at an exercise price of $0.50 per share for a per Unit price of $0.50.  The Units were sold to Joshua Bleak, the Company’s President and Daniel Bleak, the Company’s director.

On December 29, 2010, the Company sold in a private placement a total of 4,000,000 Units to 2 investors at a purchase price of $0.50 per Unit, which each Unit consisting of (i) one share of the Company’s common stock per value $0.0001 per share and (ii) a five (5) year warrant to purchase one share of the Company’s common stock at a per share exercise price of $0.50.  Additionally, the private placement qualified as a Qualified Financing (discussed above) and thus the holder of $50,000 worth of Bridge Notes elected to have the outstanding principal of and accrued interest on such Bridge Note, on a dollar-for-dollar basis, exchanged into the private placement.  Bridge Notes in the aggregate principal amount of $50,000 (plus $416.50 in accrued interest) converted into 100,833 Units in the private placement on December 29, 2010

The sales of the above referenced securites were issued in transactions that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - [REMOVED AND RESERVED.]

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

10.1	Letter Agreement dated as of October 6, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2010)

10.2	Form of Note (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2010)

10.3	Form of Subscription Agreement (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

10.4	Form of Warrant (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

10.5	Form of Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2011	American Energy Fields, Inc. By: /s/ Joshua Bleak
Joshua Bleak, President and
Chief Executive Officer

By: /s/ David P. Lieberman
Acting Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

 Exhibit No.                                Description

10.1	Letter Agreement dated as of October 6, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2010)

10.2	Form of Note (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2010)

10.3	Form of Subscription Agreement (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

10.4	Form of Warrant (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

10.5	Form of Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.