Form 10-Q/A
period 2010-12-31
Continental Resources Group, Inc.
filed 2011-08-12
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to _____

 Commission File Number 333-152023

CONTINENTAL RESOURCES GROUP, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,979,088 shares as of February 18, 2011

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for American Energy Fields, Inc. n/k/a Continental Resources Group, Inc. (the "Company"), as initially filed with the Securities and Exchange Commission ("SEC") on February 22, 2011 (the "Original Report").   The purpose of this Amendment is to amend the Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statements of Cash Flows and Notes to Financial Statements as well as our disclosure in Items 2 and 4 of Part I.  This Amendment does not reflect events occurring after the filing of the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto. This Amendment amends and restates the Original Report in its entirety in order to provide a complete and more accurate presentation.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(UNAUDITED)
	(Restated - See Note 8)

ASSETS

Current assets:
Cash	$1,531,655	$962,392
Prepaid expenses	200,000	18,000

Total current assets	1,731,655	980,392

Other assets:
Property and equipment, net	30,451	-
Mining rights	444,200	209,200
Deposit	15,000	-
Total other assets	489,651	209,200

Total Assets	$2,221,306	$1,189,592

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$19,055	$3,058
Convertible promissory note, net of debt discount	35,000	-
Total liabilities	54,055	3,058

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 53,678,255 issued and outstanding
at December 31, 2010 and 50,528,255 issued and
outstanding at March 31, 2010	5,368	5,053
Additional paid-in capital	3,050,061	1,428,826
Common stock, $.0001 par value, 4,550,833 shares to
be issued at December 31, 2010 and 350,000 shares to
be issued at March 31, 2010	2,097,649	49,000
Accumulated deficit	(2,985,827)	(296,345)
Total stockholders' equity	2,167,251	1,186,534

Total liabilities and stockholders' equity	$2,221,306	$1,189,592

See accompanying notes to unaudited financial statements.

CONTINENTAL RESOURCES GROUP, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	PERIOD FROM INCEPTION	FOR THE NINE MONTHS	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	NOVEMBER 23, 2009 TO	ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010	MARCH 31, 2010	DECEMBER 31, 2010
	(Restated - See Note 8)		(Restated - See Note 8)		(Restated - See Note 8)

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)		(UNAUDITED)

Revenues	$-	$-	$-	$-	$-

Expenses
Exploration costs	36,341	-	159,509	-	159,509
General and administrative	392,967	120,144	2,422,473	248,382	2,670,855
Depreciation	1,325	-	3,976	-	3,976
Directors' compensation	42,000	-	42,000	49,000	91,000
Total operating expenses	472,633	120,144	2,627,958	297,382	2,925,340

Loss from operations	(472,633)	(120,144)	(2,627,958)	(297,382)	(2,925,340)

Other income (expenses)
Interest expense	(62,472)	-	(62,472)	-	(62,472)
Interest income	-	-	948	1,037	1,985
Total other income (expenses)	(62,472)	-	(61,524)	1,037	(60,487)

Net (loss)	$(535,105)	$(120,144)	$(2,689,482)	$(296,345)	$(2,985,827)

NET (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic and Diluted	53,678,255	28,080,617	52,465,116	43,741,758	50,607,069

See accompanying notes to unaudited financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	DECEMBER 31, 2010	MARCH 31, 2010	DECEMBER 31, 2010
	(Restated - See Note 8)		(Restated - See Note 8)

	(UNAUDITED)		(UNAUDITED)

Cash flows from operating activities:
Net loss	$(2,689,482)	$(296,345)	$(2,985,827)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	3,976	-	3,976
Stock based compensation on options granted	172,550		172,550
Consulting fees paid by issuance of common stock	-	36,000	36,000
Common stock issued for directors' compensation	-	49,000	49,000
Amortization of debt discount	61,000	-	61,000
Common stock issued for services	1,400,000	-	1,400,000

Changes in operating assets and liabilities
(Increase) in prepaid expenses	(182,000)	(18,000)	(200,000)
(Increase) in deposits	(15,000)	-	(15,000)
Increase in accounts payable & liabilities	16,413	3,058	19,471

Net cash used in operating activities	(1,232,543)	(226,287)	(1,458,830)

Cash flows from investing activities:
Acquisition of mining rights	(65,000)	(209,200)	(274,200)
Purchase of office equipment and vehicle	(34,427)	-	(34,427)
Net cash used in investing activities	(99,427)	(209,200)	(308,627)

Cash flows from financing activities:
Proceeds from convertible promissory notes	100,000	-	100,000
Proceeds from sale of common stock, net of issuance cost	1,801,233	1,397,879	3,199,112
Net cash provided by financing activities	1,901,233	1,397,879	3,299,112

Net (decrease) increase in cash	569,263	962,392	1,531,655

Cash at beginning of period	962,392	-	-

Cash at end of period	$1,531,655	$962,392	$1,531,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$41,000	$-	$41,000
Debt discount in connection with the conversion
of convertible promissory notes into a qualified financing	$35,000	$-	$35,000
Issuance of common stock for payment
of convertible promissory notes and accrued interest	$50,416	$-	$50,416
Issuance of common stock for purchase
of mining claims	$170,000	$-	$170,000

See accompanying notes to unaudited financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The unaudited consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements and notes are presented as permitted on Form 10-Q/A and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2010 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Continental Resources Group, Inc. (the "Company"), formerly American Energy Fields, Inc. was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On December 21, 2009 we had filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock. On June 28, 2011, the Company changed its name to Continental Resources Group, Inc. from “American Energy Fields, Inc.

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

Since the Company had no assets of substance prior to the Exchange, for accounting purposes the Exchange has been treated as a merger of both companies and recapitalization of the shares of Green Energy with the Company.  The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (December 24, 2009), the balance sheet include the assets and liabilities of Green Energy and the equity accounts be recapitalized to reflect the net equity of Green Energy.  Accordingly, the historical operating results of Green Energy are now the operating results of the Company. Green Energy was formed on November 23, 2009.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a restated net loss of $2,689,482 for the nine months ended and restated cumulative net losses of $2,985,827 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The restated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of December 31, 2010, and the results of operations and cash flows for the nine months ended December 31, 2010 have been included. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the period ended March 31, 2010, which are contained in Form 10-K as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2010 was derived from those financial statements.

 EXPLORATION STAGE COMPANY

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in ASC 915 “Development Stage Entities”.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the nine months ended December 31, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, and debt discount and common stock issued for services. Actual results could differ from those estimates.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued liabilities approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of the convertible promissory note at December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share:

	Nine month period ended December 31, 2010 (RESTATED)	For the Period from Inception November 23, 2009 to December 31, 2009
Numerator:
Net loss	$(2,689,482)		$(120,144)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	52,465,116		28,080,617

Denominator for dilutive loss per share
(adjusted weighted-average)	65,450,949		32,730,617

Basic and diluted loss per share	$(0.05)	$	(0.00)

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following sets forth the computation of weighted-average common shares outstanding basic and diluted for the period ended December 31:

	December 31,	December 31,
	2010	2009
Weighted-average common shares
outstanding (Basic)	52,465,116	28,080,617

Weighted-average common stock
Equivalents
Stock options	3,185,000	-
Warrants	9,750,833	4,650,000
Embedded conversion feature	50,000	-

Weighted-average common shares
outstanding (Diluted)	65,450,949	32,730,617

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

 IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  The Company did not consider it necessary to record any impairment charges during the nine months ended December 31, 2010.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated condensed financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll-forward of information in Level 3 are required for the Company with its first interim filing in 2011. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.   ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of December 31, 2010:

Office equipment	$2,330
Vehicle	32,097
Total	34,427
Less accumulated depreciation	3,976
$30,451

Depreciation expense for the nine months ended December 31, 2010 was $3,976. There was no depreciation expense for the period November 23, 2009 (inception) through December 31, 2009.

NOTE 4 - MINERAL CLAIMS

ARTILLERY PEAK

The Artillery Peak Property is located in western north-central Arizona near the southern edge of Mohave County. The Company’s claim group is composed of a total of 86 unpatented contiguous mining claims in Sections 22, 26, 27, 35, and 36 of Township 12 North, Range 13 West, Gila & Salt River Base & Meridian covering 1,720 acres of land managed by the BLM.

On April 26, 2010, the Company acquired a 100% interest (minus a 4% net smelter royalty interest) in 86 unpatented lode mining claims, located in Mohave county, Arizona for $65,000 in cash and 200,000 shares of common stock.

To maintain the Artillery Peak mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to Mohave County where the claims are located.

The Artillery Peak Property is subject to an agreement to pay a net smelter return royalty interest of 4%. To date, there has been no production on the Property, and no royalties are owed. The claims are not subject to any other royalties or encumbrances.

The Artillery Peak Property lies within the Date Creek Basin, which is a region well known for significant uranium occurrence.  Uranium exploration has been occurring in the Artillery Peak region since the 1950’s by a number of exploration and mining entities. Radioactivity was first discovered in the Date Creek Basin area by the U.S. Atomic Energy Commission in 1955 when a regional airborne radiometric survey was flown over the area. The Artillery Peak Property was first acquired by Jacquays Mining and first drilled in 1957. Subsequently the Property was acquired by Hecla Mining (1967), Getty Oil (1976) with a joint venture with Public Service Co of Oklahoma, Hometake Mining (1976) on adjacent properties to the south, Santa Fe Minerals (also around 1976), and Universal Uranium Limited in 2007.  As of 2007, a total of 443 exploration holes were drilled into the Artillery Peak Property area.

The Artillery Peak uranium occurrences lie in the northwest part of the Miocene-age Date Creek Basin, which extends from the east to the west in a west-southwest direction, and includes the Anderson Uranium Mine.  The uranium anomalies are found primarily within a lacustrine rock unit known as the Artillery Peak Formation.  The uranium bearing sediments are typically greenish in color and are thin-bedded to laminated, well-sorted, sandstone, siltstone and limestone.

The Company released a technical report on October 12, 2010 formatted according to Canadian National Instrument 43-101 standards prepared by Dr. Karen Wenrich, an expert on uranium mineralization in the southwestern United States, and Allen Wells, who performed a mineral resource estimate (as defined by the Canadian Institute of Mining, Metallurgy and Petroleum) based on historical data and the recent 2007 data.  As recommended in the technical report, the Company expects to develop plans to conduct exploration drilling to further delineate the extent and nature of the uranium mineralization at the Artillery Peak Property.  We are currently developing a detailed exploration plan for the Artillery Peak Property, together with budgets and timetables.

Access to the property is either southeast from Kingman or northwest from Wickenburg along U.S. Highway 93, then following the Signal Mountain Road (dirt) for 30 miles toward Artillery Peak. Road access within the claim block is on unimproved dirt roads that currently are in good condition.  The property is undeveloped, and there are no facilities or structures.

A power line runs northeast to southwest approximately 2 miles to the northwest of the Artillery Peak Property, and power for the Property will be tied to the national power grid. Other than that, no utilities exist on or near the Artillery Peak Project area. The transmission power line runs northwest to southeast along U.S. Highway 93, approximately 30 miles to the east.  The water supply may be provided by drilling in the thick alluvial fill and located only 2-7 miles from the perennial Big Sandy River.

The Artillery Peak Property does not currently have any reserves.  All activities undertaken and currently proposed at the Artillery Peak Property are exploratory in nature.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 4 - MINERAL CLAIMS (continued)

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

On December 24, 2009, as a result of the Exchange, the Company acquired a 100% working interest and 97% net revenue interest in the Coso property. Prior to our acquisition, Green Energy Fields acquired the Coso Project on November 30, 2009 from NPX Metals, Inc., a Nevada Corporation. The 97% net revenue interest is the result of the Agreement of Conveyance. Transfer and Assignment of Assets and Assumption of Obligations dated as of November 30, 2010. Under the terms of the agreement, NPX Metals, Inc. retained a 3% net smelter return royalty interest in the Coso Property, leaving a 97% net revenue interest to Green Energy Fields, Inc., a wholly owned subsidiary of the Company.

The Coso property consists of 169 Federal unpatented lode mineral claims on Bureau of Land Management (“BLM”) land totaling 3,380 acres, and 800 State leased acres, in Inyo County, CA. The unpatented mining claims overlie portions of section 12, 13, 24, 25, 26, 35 and 36 of Township 20 South, Range 37 East (Mount Diablo Base and Meridian), sections 13, 24 and 25 of Township 20 South, Range 37 ½ East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21, South Range 37 East (mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 ½ East (Mount Diablo Base & Meridian). The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 ½ East (Mount Diablo Base & Meridian). To maintain the Coso mining claims in good standing, The Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140.00 per claim per year, plus a recording cost of approximately $50 to Inyo County where the claims are located. With regard to the unpatented lode mining claims, future exploration drilling at the Coso Project will require the Company to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.  With regard to the state mineral prospecting permit, The Company is authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state lease.  Any future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

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

Uranium exploration has been occurring in the area since the 1950s by a number of mining companies, including Coso Uranium, Inc., Ontario Minerals Company, Western Nuclear, Pioneer Nuclear, Federal Resources Corp., and Union Pacific/RockyMountain Energy Corp.  Previous uranium exploration and prospecting on the Coso property includes geologic mapping, pitting, adits, radon cup surveys, airbone geophysics and drilling.  Our preliminary field observations of the geology and historical working appear to corroborate the historical literature.  These historical exploration programs have identified specific exploration targets on the property.  All previous work has been exploratory in nature and no mineral extraction or processing facilities have been constructed.  The exploration activities have resulted in over 400 known exploration holes, downhole gamma log data on the drill holes, chemical assay data, and airborne radiometric surveys, and metallurgical testing to determine amenability to leaching.

The property is undeveloped, and there are no facilities or structures.  There are a number of adits and trenches from previous exploration activities as well as more than 400 exploration drill holes.

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of December 31, 2010, the Company had conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling of geophysical surveys.  The Company plans to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible old drill holes in prospective areas will e re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  As of December 31, 2010 the water source had not yet been determined.

As of December 31, 2010, an exploration timetable and budget had not yet been developed and there were no current detailed plans to conduct exploration on the property.

As of December 31, 2010, the Company did not have a sample collection.

With regard to the state mineral prospecting permit, the Company is currently authorized to locate on the ground past drill holes, adits trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state lease.  Any future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 4 - MINERAL CLAIMS (continued)

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. The convertible promissory notes mature on the sixth month anniversary of the date of issuance and accrue interest at an annual rate of ten percent (10%).  The convertible promissory notes are payable in full on the maturity date unless previously converted into shares of the Company’s common stock at an initial conversion price of $1.00 per share. In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant.

Additionally, based on the promissory note agreement, the holders of the convertible promissory notes shall have the right to convert the principal and any interest due under the convertible promissory notes into the shares of the Company issued and sold to investors in a Qualified Financing as defined in the convertible promissory note agreement, at a conversion price equal/similar to purchase price per share of the Qualified Financing securities paid by the investors in such financing.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 5 – CONVERTIBLE PROMISSORY NOTE (continued)

In December 2010, the Company had a private placement qualified as Qualified Financing (discussed above) and thus a holder of $50,000 worth of convertible promissory note  exercised its right under the agreement, to have the outstanding principal of and accrued interest on such note,  converted into similar securities offered in the private placement/qualified financing. Convertible promissory note in the aggregate principal amount of $50,000 (plus $416 in accrued interest) converted into 100,833 units in the private placement on December 29, 2010. Such units include 100,833 shares of the Company’s common stock and a five year warrant to purchase 100,833 shares of the Company’s common stock at an exercise price of $0.50 per share.

At the date of issuance, the Company allocated the proceeds received from such financing transaction to the convertible promissory note and the detached 50,000 shares of the Company’s common stock on a relative fair value basis in accordance with ASC 470 -20 “Debt with Conversion and Other Options”. Therefore the portion of proceeds allocated to the convertible debentures and the detached common stock amounted to $100,000 and was determined based on the relative fair values of each instruments at the time of issuance.  Consequently the Company recorded a debt discount of $41,000 and is being amortized over the term of the convertible promissory notes. Additionally, in December 2010, the Company recognized additional debt discount of $35,000 from the conversion of $50,000 into similar securities offered in the private placement/qualified financing and such debt discount was amortized in December 2010.

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible promissory notes have a fixed conversion price of
$1.00, the convertible promissory notes are not considered derivatives. As of December 31, 2010, accrued interest on the remaining convertible promissory note amounted to $1,055. During the nine months ended December 31, 2010, amortization of debt discount amounted to $61,000 and was included in interest expense.

At December 31, 2010, convertible promissory note consisted of the following:

Convertible promissory note	$50,000

Less: debt discount	(15,000)
Convertible promissory note, net	$35,000

In January 2011, the Company paid $50,000 plus interest of $2,250 in connection with the convertible promissory note issued in October 2010.

NOTE 6 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 53,678,255 shares issued and outstanding.

Preferred stock, $0.0001 par value: 25,000,000 shares authorized; none issued and outstanding.

Common Stock

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

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

On March 19, 2010, we granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as the Company's then-Chairman of the Board of Directors.  During the quarter ended September 30, 2010 these shares were issued. Randall Reneau served as Chairman from March 19, 2010 until his resignation on November 9, 2010.

On April 26, 2010, the Company entered into a purchase and royalty agreement whereby the Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock.  The Company valued these common shares at the fair market value on the date of grant at $0.85 per share or $170,000, and as of December 31, 2010, these shares have not been issued.

The Company executed an investor relations agreement in July 2010 pursuant to which it is required to issue 2,000,000 shares of common stock to the consultant in consideration for certain investor relation services. The shares were issued in October of 2010. The Company valued these common shares at the fair market value on the date of grant at $0.46 per share or $920,000. Accordingly, the Company recognized stock based consulting expense of $920,000 during the nine months ended December 31, 2010.

On September 1, 2010, the Company entered into consulting agreements with four consultants whereby the Company agreed to issue an aggregate of 800,000 shares of its common stock (200,000 shares per consultant) in consideration for certain services related to business development, financial management and communications. The Company valued these common shares at the fair market value on the date of grant at $0.60 per share or $480,000. Accordingly, the Company recognized stock based consulting expense of $480,000 during the nine months ended December 31, 2010.

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant (see Note 5). As of December 31, 2010, these shares have not been issued.

On December 29, 2010 the holder of $50,000 worth of convertible promissory note exercised its right under the note agreement,  to have the outstanding principal of and accrued interest on such note converted into similar securities offered in the private placement held in December 2010. Convertible promissory note in the aggregate principal amount of $50,000 (plus $416 in accrued interest) converted into 100,833 Units in the private placement on December 29, 2010. Such units include 100,833 shares of the Company’s common stock and five year warrant to purchase 100,833 shares of the Company’s common stock at an exercise price of $0.50 per share. Additionally, the Company recognized additional debt discount of $35,000 from the conversion of $50,000 into similar securities offered in the private placement/qualified financing and such debt discount was amortized in December 2010. The shares were issued in March 2011.

On December 3, 2010, the Company sold an aggregate of 200,000 units for $0.50 per unit pursuant to a private placement for net proceeds of $100,000. In connection with this private placement, the Company issued 200,000 shares of common stock and 200,000 warrants exercisable at a price of $0.50 per share underlying the units. The purchase warrants expire in five years from the date of the warrant. The units were sold to Joshua Bleak, the Company’s President and Daniel Bleak, the Company’s director. The shares were issued in February 2011.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

On December 29, 2010, the Company sold in a private placement a total of 4,000,000 units to 2 investors at a purchase price of $0.50 per unit, with each unit consisting of (i) one share of the Company’s common stock per value $0.0001 per share and (ii) a five (5) year warrant to purchase one share of the Company’s common stock at a per share exercise price of $0.50. The Company sold units consisting of an aggregate of 4,000,000 shares of common stock and granted 4,000,000 warrants to investors exercisable at a price of $0.50 per share for net proceeds of $1,701,233. The purchase warrants expire in five years from the date of the warrant. The shares were issued in February 2011. In connection with this private placement, the Company paid in cash private placement commissions of approximately $238,767 and legal fees of $60,000. The placement agent also received 800,000 warrants as compensation for serving as placement agent which are exercisable at a price of $.50 per share and expire in five years from the date of the warrant.

As further consideration for the sale of the Units, the Company and the Investors entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (“SEC”) covering all shares of the Company’s common stock included within the Units sold in the Offering and underlying any Warrants as well as the shares underlying the warrants issued to the placement agent.  The Company will maintain the effectiveness of the “resale” registration statement from the effective date until the later of; (i) the expiration date of the Warrants; (ii) the date on which the Warrants may be exercised on a "cashless" or "net exercise" basis; or (iii) the Cancellation Date (as defined in the Warrants), unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. The Company have agreed to use commercially reasonable efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 180 days after the final closing date of the Offering (the “Effectiveness Date”). The Company is obligated to pay to investors in the Offering a fee of 1% per month of the investors’ investment, payable in cash, up to a maximum of 6%, for each month in excess of the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

As of December 31, 2010 the Company had 53,678,255 shares of common stock issued and outstanding and 4,550,833 shares of common stock to be issued.

Common Stock Options

On April 1, 2010, shareholders representing a majority of the voting shares of the Company approved the 2010 Equity Incentive Plan (the “Plan”) and reserved 7,500,000 shares of Common stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of, and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries

On March 19, 2010, the Company granted 750,000 10-year options to purchase shares of common stock at $0.25 per share to a former officer of the Company which was subject to a vesting schedule based on the recipient's continued employment. The 750,000 options were valued on the grant date at $0.15 per option or a total of $112,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.15 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 237% (estimated using volatilities of similar companies), expected term of 10 years, and a risk free interest rate of 3.70%.

On April 1, 2010, the Company granted an aggregate of 2,350,000 10-year options to purchase shares of common stock at $0.25 per share to three officers and one employee of the Company which are subject to a vesting schedule based on the recipient's continued employment. The 2,350,000 options were valued on the grant date at $0.15 per option or a total of $352,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.15 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 236% (estimated using volatilities of similar companies), expected term of 10 years, and a risk free interest rate of 3.89%.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

On October 6, 2010, the Company granted 150,000 10-year options to purchase shares of common stock at $0.25 per share to a director of the Company which is subject to a vesting schedule based on the recipient's continued employment. The 150,000 options were valued on the grant date at $0.77 per option or a total of $115,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.77 per share, volatility of 239% (estimated using volatilities of similar companies), expected term of 10 years, and a risk free interest rate of 2.41%.

 For the nine months ended December 31, 2010, the Company recorded stock-based compensation expense of $127,550. At December 31, 2010, there was $362,450 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the 2010 Plan.

On April 1, 2010, the Company granted an aggregate of 1,000,000 10-year options to purchase shares of common stock at $0.25 per share to three consultants which are subject to a vesting schedule based on the recipient's continued service. The 1,000,000 options were valued on the grant date at $0.15 per option or a total of $150,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.15 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 236% (estimated using volatilities of similar companies), expected term of 10 years, and a risk free interest rate of 3.89%.

On October 1, 2010, the Company granted 60,000 10-year options to purchase shares of common stock at $0.25 per share to a consultant which is subject to a vesting schedule based on the recipient's continued service. The 60,000 options were valued on the grant date at $0.75 per option or a total of $45,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.77 per share, volatility of 239% (estimated using volatilities of similar companies), expected term of 10 years, and a risk free interest rate of 2.54%.

For the nine months ended December 31, 2010, the Company recorded stock-based consulting expense of $44,500.

During the nine months ended December 31, 2010, 1,125,000 options were forfeited in accordance with the termination of employee and consultant relationships.

A summary of the stock options as of December 31, 2010 and changes during the period are presented below:

	For the nine months ended December 31, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period	750,000	$0.15	10
Granted	3,560,000	0.25	9.28
Exercised	-	-	-
Forfeited	(1,125,000)	0.20	9.30
Cancelled	-	-	-
Balance outstanding at the end of period	3,185,000	$0.60	9.30

Options vested and exercisable at end of period	901,000	$0.24
Weighted average fair value of options granted during the period		$0.28

There were no options granted during the period from November 23, 2009 (inception) to December 31, 2009.

Stock options outstanding at December 31, 2010 as disclosed in the above table have approximately $1,767,000 intrinsic value at the end of the period.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Common Stock Warrants

In December 2009, in connection with the sale of the Company’s common shares, the Company granted 4,650,000 warrants to investors exercisable at a price of $0.40 per share. The purchase warrants expire in two years from the date of the warrant.

In December 2010, in connection with the sale of the Company’s common shares, the Company granted 4,200,000 warrants to investors exercisable at a price of $0.50 per share. The purchase warrants expire in five years from the date of the warrant. The placement agent also received 800,000 warrants as compensation for serving as placement agent which are exercisable at a price of $.50 per share and expire in five years from the date of the warrant.

On December 29, 2010 the holder of $50,000 worth of convertible promissory note elected to have the outstanding principal of and accrued interest on such note, on a dollar-for-dollar basis, exchanged into the private placement held in December 2010. Convertible promissory note in the aggregate principal amount of $50,000 (plus $416 in accrued interest) converted into 100,833 Units in the private placement on December 29, 2010. Such units include 100,833 shares of the Company’s common stock and a five year warrant to purchase 100,833 shares of the Company’s common stock at an exercise price of $0.50 per share.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2010 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2010	4,650,000	$0.40
Granted	5,100,833	0.50
Exercised/Forfeited	-	-
Balance at December 31, 2010	9,750,833	$0.45

Warrants exercisable at end of period	9,750,833	$0.45
Weighted average fair value of options granted during the end of period		$0.77

The following table summarizes information about stock warrants outstanding at December 31, 2010:

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.40	4,650,000	1 Year	$0.40
0.50	5,100,833	5 Years	0.50
	9,750,833		$0.45

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 3, 2010, the Company sold an aggregate of 200,000 units for $0.50 per unit pursuant to a private placement for net proceeds of $100,000 to Joshua Bleak, the Company’s President and Daniel Bleak, the Company’s director. In connection with this private placement, the Company issued 200,000 shares of common stock and 200,000 warrants exercisable at a price of $0.50 per share underlying the units.

On April 26, 2010, the Company entered into a purchase and royalty agreement with an affiliated company for which our Director, Daniel Bleak is the President. The Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock.

For the nine months ended December 31, 2010, the Company incurred $12,000 in accounting fees to a director of the Company, Bill Allred, which has been included in general and administrative expenses on the accompanying consolidated statement of operations.

During the nine months ended December 31, 2010, the Company paid rent of $15,500 on a facility lease by an affiliated company for which our director, is the President. The term of the sublease is month to month.

For the nine months ended December 31, 2010, the Company incurred $18,000 in consulting fees to a director of the Company, Daniel Bleak, which has been included in general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 8 - SUBSEQUENT EVENTS

On February 4, 2011, 4,300,833 shares of Common Stock were issued to the shareholders who purchased the Units in the private placement conducted on December 29, 2010 increasing the number of issued and outstanding shares from 53,678,255 to 57,979,088.

 On February 18, 2011, the Company sold in a private placement a total of 12,159,950 Units to certain investors at a purchase price of $0.50 per Unit, with each Unit consisting of (i) one share of the Company’s common stock per value $0.0001 per share and (ii) a five (5) year warrant to purchase one share of the Company’s common stock at a per share exercise price of $0.50. The Company sold units consisting of an aggregate of 12,159,950 shares of common stock and granted 12,159,950 warrants to investors exercisable at a price of $0.50 per share for net proceeds of $5,565,220. The purchase warrants expire in five years from the date of the warrant. In connection with this private placement, the Company paid in cash private placement commissions of approximately $429,755 and legal fees of $85,000. The placement agent also received 2,431,990 warrants as compensation for serving as placement agent which are exercisable at a price of $0.50 per share and expire in five years from the date of the warrant.

NOTE 9 – RESTATEMENTS

The Company has restated its consolidated financial statements as of December 31, 2010 and for the three and nine months ended December 31, 2010 and for the cumulative period November 23, 2009 (inception) through December 31, 2010. The restatement was due to the following items:

a) Improper classification of warrant expense relating to warrants issued in a private placement by the Company in the amount of $1,290,250;

b) an adjustment/reduction of stock based compensation of $175,850   for the three and nine months ended December 31, 2010 due to changes in the black-scholes pricing model, corresponding credit to paid in capital in the amount of $172,550 and reversal of accrual of liabilities of $348,400 in connection with stock options granted ;

c) the recognition of interest expense of $1,471, accrued interest payable of $1,055 and $416 to paid in capital in connection with the conversion of interest to common stock ;

d) the recognition of total debt discount of $76,000 to paid in capital relating to convertible promissory notes  and the amortization of such debt discount of $61,000 to interest expense;

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 9 – RESTATEMENTS (continued)

e) improper recording of cash paid for private placement commissions and legal fees  in the amount of $298,767  to general and administrative expenses related to the sales of the Company’s common stock;

f) improper reclassification of cash prepayment of $200,000 to general and administrative expenses in connection with a 9 month consulting agreement;

g) to properly reclassify certain expenses recorded in general and administrative expenses to Directors’ compensation of $42,000 and exploration costs of $23,406 and

h)  record accrued expense of $18,000 to general and administrative expenses .

The net effect of the restatement adjustments decreased the net loss for the nine months ended December 31, 2010 by $1,884,396 from $4,573,878 to $2,689,482; decreased the net loss for the three months ended December 31, 2010 from $2,419,501 to $535,105; decreased the net loss for the period November 23, 2009 to December 31, 2010 from $4,870,223 to $2,985,827.

The loss per share for the three and nine months ended December 31, 2010 decreased from ($0.09) and ($0.05) per share, to ($0.01) and ($0.05) per share, respectively. The deficit accumulated during the exploration stage decreased by $1,884,396 from $4,870,223 to $2,985,827.

In addition, the restatement adjustments resulted in changes to the statements of cash flows. The cash flows from operating activities decreased by $93,767 from $1,311,310 to $1,217,543; cash flows investing activities decreased by $155,000 from $269,427 to $114,427; and cash flows from financing activities decreased by $248,767 from $2,150,000 to $1,901,233.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 9 – RESTATEMENTS (continued)

Below is the table reflecting the restatements made as of December 31, 2010 and for the three and nine months ended December 31, 2010, and the cumulative period November 23, 2009 (inception) through December 31, 2010:

	December 31, 2010	Adjustments		December 31, 2010
	As Previously Reported	To Restate		As Restated

Consolidated Balance Sheet:
Prepaid expenses	-	200,000	(e)	200,000
Total current assets	1,531,655	200,000		1,731,655
Total Assets	2,021,306	200,000		2,221,306
Accounts payable and accrued
liabilities	348,400	(329,345)	(b) (c)	19,055
Convertible promissory
note, net of debt discount	50,000	(15,000)	(c)	35,000
Total liabilities	398,400	(344,345)		54,055
Additional paid-in capital	4,167,761	(1,117,700)	(a) (b)	3,050,061
Common stock, $.0001 par value, 4,550,833
shares to be issued at December 31, 2010	2,320,000	(222,351)	(a) (c) (d)	2,097,649
Deficit accumulated during the
			(a)(b) (c)
			(d) (e) (g)
exploration stage	(4,870,223)	1,884,396	(h)	(2,985,827)
Total stockholders' equity	1,622,906	544,345		2,167,251
Total liabilites and stockholders'
equity	2,021,306	200,000		2,221,306

For the Nine Months Ended December 31, 2010
Consolidated Statement of Operations:
Explorations costs	136,103	23,406	(g)	159,509
			(b) (e) (f)
General and administrative	3,144,497	(722,024)	(g) (h)	2,422,473
Directors' compensation	-	42,000	(g)	42,000
Total operating expenses	3,284,576	(656,618)		2,627,958
Warrant expense	1,290,250	(1,290,250)	(a)	-
Interest expense	-	62,472	( c) (d)	62,472
Total other income (expenses)	(1,289,302)	1,227,778		(61,524)
Net loss	(4,573,878)	1,884,396		(2,689,482)
Basic net loss per share	$(0.09)			$(0.05)
Diluted net loss per share	$(0.09)			$(0.05)

For the Three Months Ended December 31, 2010
Consolidated Statement of Operations:
Explorations costs	12,935	23,406	(g)	36,341
			(b) (e) (f)
General and administrative	1,114,991	(722,024)	(g) (h)	392,967
Directors' compensation	-	42,000	(g)	42,000
Total operating expenses	1,129,251	(656,618)		472,633
Warrant expense	1,290,250	(1,290,250)	(a)	-
Interest expense	-	62,472	( c) (d)	62,472
Total other income (expenses)	(1,290,250)	1,227,778		(62,472)
Net loss	(2,419,501)	1,884,396		(535,105)
Basic net loss per share	$(0.05)	$-		$(0.01)
Diluted net loss per share	$(0.05)	$-		$(0.01)

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 9 – RESTATEMENTS (continued)

	December 31, 2010	Adjustments		December 31, 2010
	As Previously Reported	To Restate		As Restated

Period from November 23, 2009 (Inception) to
December 31, 2010
Consolidated Statement of Operations:
Explorations costs	136,103	23,406	(g)	159,509
			(b) (e) (f) (g)
General and administrative	3,392,879	(722,024)	(h)	2,670,855
Directors' compensation	49,000	42,000	(g)	91,000
Total operating expenses	3,581,958	(656,618)		2,925,340
Warrant expense	(1,290,250)	1,290,250	(a)	-
Interest expense	-	62,472	( c) (d)	62,472
Total other income (expenses)	(1,288,265)	1,227,778		(60,487)
Net loss	(4,870,223)	1,884,396		(2,985,827)
Basic net loss per share	$(0.10)	$-		$(0.06)
Diluted net loss per share	$(0.10)	$-		$(0.06)

Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net loss	(4,573,878)	1,884,396		(2,689,482)
Warrant expense related to stock sale	1,290,250	(1,290,250)		-
Stock based compensation on
options granted	348,400	(175,850)		172,550
Amortization of debt discount	-	61,000		61,000
Decrease (increase) in prepaid expenses	18,000	(200,000)		(182,000)
(Decrease) increase in accounts
payable and accrued liabilities	46,942	(30,529)		16,413
Net cash used in operating activities	(1,311,310)	78,767		(1,232,543)

Cash flows from investing activities:
Acquisition of mining rights	(235,000)	170,000		(65,000)
Net cash used in investing activities	(269,427)	170,000		(99,427)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	100,000		100,000
Proceeds from sale of common
stock, net of issuance cost	2,150,000	(348,767)		1,801,233
Net cash provided by financing activities	2,150,000	(248,767)		1,901,233

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q/A that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q/A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q/A that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

OVERVIEW

Continental Resources Group, Inc. (“we” or the “Company”) formerly American Energy Fields, Inc. was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On December 21, 2009, we had filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock. On June 28, 2011, the Company changed its name to Continental Resources Group, Inc. from “American Energy Fields, Inc.

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

Critical Accounting Policies and Estimates

                  The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and common stock issued for services.

                  Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

                  The consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company, our wholly-owned subsidiaries and a majority owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

                  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, and debt discount and common stock issued for services.

Stock-Based Compensation

                  Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Property and Equipment

                  Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

Mineral Property Acquisition and Exploration Costs

                  Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

 Long-Lived Assets

                  We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Recent Accounting Pronouncements

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll-forward of information in Level 3 are required for the Company with its first interim filing in 2011. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.   ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

RESULTS OF OPERATIONS

Our business began on November 23, 2009, accordingly, no comparisons exist for the prior period.

Analysis of the three months ended December 31, 2010 compared to the period from inception, November 23, 2009 to December 31, 2009.

For the three months ended December 31, 2010, the Company was still in the exploration stage and has generated no revenues to date.

The Company had a net loss of ($535,105) for the three months ended December 31, 2010 compared to a net loss of ($120,144) for the period November 23, 2009 to December 31, 2009.

Total operating expense increased by $352,489 to $472,633 for the three months ended December 31, 2010 as compared to $120,144 for the period November 23, 2009 to December 31, 2009.  The increase was primarily due to an increase in stock based compensation in connection with stock options granted  to employees and consultants of $172,550 and as well as increase in general operating expenses , consulting and professional fees incurred in connection with the day to day operation of our business and the preparation of our SEC filings. The overall increase in operating expense is also primarily attributable to the fact that we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to December 31, 2009 as we were in our early stages of our operations.

Nine Months Ended December 31, 2010

For the nine months ended December 31, 2010, the Company was still in an exploration stage and has generated no revenues to date.

For the nine months ended December 31, 2010, the Company generated a loss of ($2,689,482).

We incurred operating expenses of $2,627,958 for the nine months ended December 31, 2010.  These expenses consisted of general expenses, consulting and professional fees incurred in connection with the day to day operation of our business, and the preparation of our SEC filings. The operating expenses consisted of the following:

Nine months ended December 31, 2010
Exploration costs	$159,509
Professional fees	112,926
Advertising and marketing	31,549
Compensation expense and related taxes	396,746
Consulting fees	1,699,593
Other general and administrative	227,635
Total	$2,627,958

•
Explorations costs: Exploration costs of $159,509 includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all exploration costs as incurred given that it is still in the exploration stage. The overall increase in exploration costs is also primarily attributable to we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to December 31, 2009 as we were in our early stages of our operations.

•
Professional fees: For the nine month period ended December 31, 2010, professional fees were $112,926 which includes fees incurred for audits and legal fees related to public company filing requirements.

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the nine months ended December 31, 2010, compensation expense and related taxes were $396,746 which includes the recognition of stock-based compensation expense of $128,050 which is attributable to stock options granted to our officers and employees. The increase is primarily attributable to an increase in full time employees during the nine month ended December 31, 2010.

•
Consulting fees: For the nine month period ended December 31, 2010, we incurred consulting fees of $1,699,593, which were primarily attributable to the issuance of our common stock for services rendered to consultants for investor relations and advisory services of $1,400,000 and stock-based compensation expense of $44,500 which is attributable to stock options granted to consultants.

•
Other general and administrative expenses: For the nine month period ended December 31, 2010 other general and administrative expenses were $227,635 which includes rent expense, postage, general insurance, travel and office supplies, utilities and office expenses. The overall increase in other general and administrative expenses is also primarily attributable to we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to December 31, 2009 as we were in our early stages of our operations.

Other Income (Expenses)

Total other expense was $62,472 and $61,524 for the three and nine months ended December 31, 2010, respectively and is primarily attributable to interest expense and amortization of debt discount of $61,000  in connection with the convertible promissory notes.

We incurred net loss of $2,689,482 for the nine months ended December 31, 2010 as compared to $120,144 for the period from November 23, 2009 (inception) to December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the issuance of notes payable and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock for operating capital purposes. For the nine months ended December 31, 2010, we received proceeds from issuance of convertible promissory notes of $100,000 and net proceeds of $1,801,233 from the sales of our securities.  Our balance sheet at December 31, 2010 reflects convertible notes payable amounting to $50,000, which bears interest at 10% per annum. Such note was subsequently paid off in January 2011.

Our consolidated financial statements from inception (November 23, 2009) through the quarter ended December 31, 2010 reported no revenues which is not sufficient to fund our operating expenses.  At December 31, 2010 we had a cash balance of $1,531,655 and a working capital of $1,677,600. During the nine months ended December 31, 2010, we received proceeds of $100,000 from issuance of convertible promissory notes and net proceeds of $1,801,233 from the sales of units consisting of shares of our common stock and warrants to purchase shares of our common stock which we expect to utilize to fund certain of our operating expenses, pay our obligations, and grow our Company. In February 2011, we also received gross proceeds of $5,565,220 from the sale of our stocks for operating capital purposes. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than our current working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. We do not have revenues to support our daily operations. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating activities

Net cash flows used in operating activities for the nine months ended December 31, 2010 amounted to $1,232,543 and was primarily attributable to our net loss of $2,689,482, offset by depreciation of $3,976, amortization of debt discount of $61,000, common stock issued for services of $1,400,000, and stock-based compensation of $172,550 and add-back of total changes in assets and liabilities of $180,587. This change in assets and liabilities is primarily attributable to an increase in prepaid expenses of $182,000.

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2010 was $99,427 and represented an acquisition of mining claims of $65,000 and the purchase of property and equipment of $34,427.

Financing activities

Net cash flows provided by financing activities was $1,901,233 for the nine months ended December 31, 2010. We received net proceeds from the issuance of convertible promissory notes and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock of $100,000 and 1,801,233, respectively.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operation, and cash flows.

The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Convertible promissory note	$50,000	$50,000	$-	$-	$-

Total Contractual Obligations	$50,000	$50,000	$-	$-	$-

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of December 31, 2010 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

The sales of the above referenced securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

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

The Units were all sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”) or pursuant to Regulation S promulgated under the Securities Act, were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) or Rule 903 of Regulation S, under the Securities Act and corresponding provisions of state securities laws.

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

Continental Resources Group, Inc.

Dated: August 12, 2011	By:	/s/ Joshua Bleak
Joshua Bleak, President and
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David P. Lieberman
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement dated as of October 6, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2010)

10.2	Form of Note (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2010)

10.3	Form of Subscription Agreement (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

10.4	Form of Warrant (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

10.5	Form of Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.