Form 10-K
period 2011-03-31
Continental Resources Group, Inc.
filed 2011-08-12
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the Company’s most recently completed second fiscal quarter was approximately $36,026,474.

As of August 12, 2011, there were 95,119,018 shares of Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONTINENTAL RESOURCES GROUP, INC.

		Page

	PART I

Item 1.	Business.	1

Item 1A.	Risk Factors.	1

Item 1B.	Unresolved Staff Comments.	1

Item 2.	Properties.	1

Item 3.	Legal Proceedings.	1

Item 4.	(Removed and Reserved)	1

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	1

Item 6.	Selected Financial Data.	1

Item 7.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	1

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	1

Item 8.	Financial Statements and Supplementary Data.	1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	1

Item 9A.	Controls and Procedures.	1

Item 9B.	Other Information.	1

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	1

Item 11.	Executive Compensation.	1

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	1

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	1

Item 14.	Principal Accountant Fees and Services.	1

	PART IV	1

Item 15.	Exhibits and Financial Statement Schedules.	1

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to Continental Resources Group, Inc.’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) Continental Resources Group, Inc.’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Continental Resources Group, Inc.; (ii) Continental Resources Group, Inc.’s plans and results of operations will be affected by Continental Resources Group, Inc.’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in Continental Resources Group, Inc.’s filings with the Securities and Exchange Commission.

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

Item 1. Business.

Corporate History

We were organized as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties. We were an exploration stage company with no revenues or operating history. On December 21, 2009, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to, among other things, changed our name to “American Energy Fields, Inc.”.  On June 28, 2011, we changed our name to “Continental Resources Group, Inc.” by merging a newly-formed, wholly owned subsidiary of the Company with and into the Company, with the Company as the surviving corporation in the merger.

On December 24, 2009, we entered into an Exchange Agreement with Green Energy Fields, Inc., and the shareholders of Green Energy. Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to us in exchange for 28,788,252 shares of our common stock. Such exchange caused Green Energy to become our wholly-owned subsidiary.  Following the closing of the Exchange, we issued an aggregate of 9,300,000 shares of our common stock and two-year warrants to purchase an additional 4,650,000 shares of common stock exercisable at $0.40 per share, in a private placement to 16 investors for $1,395,000.   Immediately following the closing of the foregoing, we transferred all of our pre-Exchange assets and liabilities to our wholly-owned subsidiary, Sienna Resources Holdings, Inc.  Thereafter, we transferred all of the outstanding capital stock of Sienna Resources Holdings, Inc. to Julie Carter, our prior sole officer and director, in exchange for the cancellation of 15,250,000 shares of our common stock that she owned.  Following the Exchange and the split-off transaction, we discontinued our former business and succeeded to the business of Green Energy as our sole line of business.  Therefore, all discussions regarding (1) our financial statements and (2) our business relate to the business of Green Energy operating as our wholly-owned subsidiary.

Our principal executive offices are located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 85120. Our telephone number is 480-288-6530.

General

We are primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.   Our target properties are those that have been the subject of historical exploration.  We have acquired State Leases and Federal unpatented mining claims in the states of California and Arizona for the purpose of exploration and potential development of uranium minerals on a total of approximately 7,200 acres.

Recent Developments

On July 22, 2011, the Company, Sagebrush Gold Ltd (“Sage”) and Continental Resources Acquisition Sub, Inc., Sage’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Sage’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Sage shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sage’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Sage’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Sage shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Sage’s common stock issuable under Sage’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Sage’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options shall be determined and certified by an officer of Sage.  Upon the closing of the Asset Sale, Acquisition Sub will assume the certain liabilities of the Company.  The Asset Sale is intended to be tax-free for federal income tax purposes and constitutes a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Under the terms of the Agreement, Sage purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.).  The acquired assets include approximately $13 million of cash.  Under the terms of the Agreement Sage acquired:

(i)
state leases and federal unpatented mining claims and other rights to exploration, as owned as of the date hereof; all stock in subsidiaries, membership, joint venture, partnership and similar interests and claims, all royalty rights and claims, and all deposits, prepayments and refunds;

(ii)	all contracts;

(iii)	all cash and cash equivalents;

(iv)	all accounts or notes receivable held by the Company;

(v)
all books and records, including, but not limited to, books of account, ledgers and general, financial and accounting records, price lists, distribution lists, supplier lists, sales material and records;

(vi)	all furniture, fixtures, equipment, machinery, tools, office equipment, supplies, computers and other tangible personal property;

(vii)
all rights, claims and causes of action against third parties resulting from or relating to the operation of the Company’s business and the assets purchased under the Agreement prior to the date of closing, including without limitation, any rights, claims and causes of actions arising under warranties from vendors, patent or trademark infringement claims, insurance and other third parties and the proceeds thereof; and

(viii)
all Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against past, present, and future infringements thereof, and rights to protection of past, present, and future interests therein under the laws of all jurisdictions

The closing of the Asset Sale is subject to various closing conditions, including receipt by Sage of advice that the receipt of the Shares by the Company’s stockholders upon liquidation is likely to be treated as tax free for United States income tax purposes and approval of a majority of the stockholders of the Company.  A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate.  The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company.  The Company is expected to liquidate on or prior to July 1, 2012.  Sage has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Sage its audited financial statements for the fiscal year ended March 31, 2011.  The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  Sage agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale.  Sage has agree to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Sage fails to file or is unable to cause the registration statement to be declared effective.

COSO

The Coso property is located in Inyo County, California on the western margin of the Coso Mountains, 32 miles (51 km) south by road of Lone Pine in Inyo County, California, 150 miles (241 km) northeast by road to Bakersfield, CA, 187 miles (300 km) north by road of Los Angeles, CA, and 283 miles (455 km) west by road of Las Vegas, Nevada.  The Coso Project is accessible from U.S. highway 395 by taking the Cactus Flat road, an unimproved road for about 3 to 4 miles east of the highway, and climbing approximately 500 to 1200 feet above the floor of Owens Valley.

On December 24, 2009, as a result of the Exchange, we acquired a 100% working interest and 97% net revenue interest in the Coso property.  Prior to our acquisition, Green Energy acquired the project on November 30, 2009 from NPX Metals, Inc., a Nevada Corporation.  The 97% net revenue interest is the result of the Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 30, 2009.  Under the terms of the agreement, NPX Metals, Inc. retained a 3% net smelter return royalty interest in the Coso Property, leaving a 97% net revenue interest to Green Energy.

The Coso property consists of 169 Federal unpatented lode mining claims on Bureau of Land Management ("BLM") land totaling 3,380 acres, and 800 State leased acres, in Inyo County, California.  The unpatented mining claims overlie portions of sections 12, 13, 24, 25, 26, 35, and 36 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian), sections 13, 24, and 25 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21 South, Range 37 East (Mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  To maintain the Coso mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140.00 per claim per year, plus a recording cost of approximately $50 to Inyo County where the claims are located.  With regard to the unpatented lode mining claims, future exploration drilling at the Coso Project will require us to either file a Notice of Intent or a Plan of Operations with the BLM , depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

The Coso property and the surrounding region is located in an arid environment in the rain shadow of the Sierra Nevada mountains.  The property is located near the western margin of the Basin and Range province, a large geologic province in western North America characterized by generally north-south trending fault block mountain ranges separated by broad alluvial basins.  The geology of the area includes late- Jurassic granite bedrock overlain by the Coso Formation, which consists of interfingered gravels, arkosic sandstone, and rhyolitic tuff.  The Coso Formation is overlain by a series of lakebed deposits and volcanic tuffs.

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

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of March 31, 2011 we have conducted field reconnaissance and mineral sampling on the property, but have not conducted any drilling or geophysical surveys.  We plan to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible, old drill holes in prospective areas will be re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.  We are currently developing a detailed exploration plan for the Coso Property, together with budgets and timetables.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  To date, the water source had not yet been determined.

With regard to the state mineral prospecting permit, we are currently authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state mineral prospecting permit.   Future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

The Coso Property does not currently have any reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in nature.

T 20 S
T 21 S
R 37 E
R 38 E
R 37 ½ E
R 38 E
NPG GROUP - 189 Unpatented Lode Mining Claims, 1 State Lease
NPG Claim Boundary
State Lease Boundary
MAP - 7.5' TOPO - HAIWEE RESERVOIR
- 30' X 60' - DARWIN HILLS
AMERICAN ENERGYFIELDS
LOCATION MAP
COSO URANIUM PROJECT
INYO COUNTY,
CALIFORNIA
COSO
N
E
S
W
FEBRUARY 2010

1 Mile

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

Aug 11, 2010
UTM NAD 27, Zone 12
Drafted by J L McNeil

Artillery Peak, Mohave County, Arizona
Claim Body

Artillery Peak
ARTILLERY
Prospect
Burro
22
23
24
21
26
27
25
28
34
35
36

0 400 800 12,000 16,000 m

0 1,200 2,400 3,600 4,800 6,000 ft

BLYTHE

The Blythe project is located in the southern McCoy Mountains in Riverside County, California approximately 15 miles west of the community of Blythe.  It consists of 66 unpatented lode mining claims (the NPG Claims) covering 1,320 acres of BLM land.

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

Currently, we are still in the process of assessing the Blythe Property.

The Blythe Property does not currently have any reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in nature.

We propose to locate and re-enter as many old drill holes as possible.  These holes will be probed with geophysical instruments to determine radioactivity and uranium mineralization in the subsurface.  If these results are positive, then additional drilling and down-hole probing will be proposed.

BRECCIA PIPE PROJECT

On February 15, 2011, the Company, its wholly owned subsidiary, Green Energy, and Dr. Karen Wenrich entered into an asset purchase agreement pursuant to which Green Energy has agreed to purchase certain unpatented mining claims commonly known as the “Arizona Breccia Pipes Project” located in the Coconino and Mohave counties of Arizona only upon the occurrence of certain conditions precedent.  The consummation of the mining purchase will occur only in the event that certain actions taken by the BLM on July 20, 2009, which had the effect of withdrawing certain lands in the vicinity of the property from mineral location and entry, are terminated within five (5) years from the date of the Agreement leaving more than 50% of the total unpatented mining claims that comprise the property open to mineral location and entry.  In the event the withdrawal termination occurs that results in fewer than 50% of the total unpatented mining claims that comprise the property opened to mineral location and entry, Green Energy will have an unrestricted option to purchase the property pursuant to the terms of the agreement (the “Purchase Option”).  The Purchase Option expires 120 days from the date of the withdrawal termination.

The withdrawal is currently being studied in an Environmental Impact Statement prepared by the BLM.  The withdrawal at any time may be extended in duration and scope and there can be no assurance that the withdrawal termination will occur and that the Mining Purchase will occur.

Pursuant to the terms of the agreement, in the event of the closing, Green Energy has agreed to spend an aggregate of at least $1,500,000 in exploration and related work commitments on the Property over the course of three (3) years from the date of closing with, a promised expenditure of $250,000 within the first year of closing.  Green Energy will retain a right of first refusal for the sale of any additional properties, of which Dr. Wenrich becomes a majority owner, within a 30-mile radius of the property.

These breccia pipes are vertical pipe-like columns of broken rock (breccia) that formed when layers of sandstone, shale and limestone collapsed downward into underlying caverns. A typical pipe is approximately 300 feet in diameter and extends vertically as much as 3,000 feet.

The uranium-bearing breccia pipes of the northern Arizona breccia pipe district are among the highest grade uranium deposits in the United States.  In addition to uranium, the breccia pipes are also known to contain rare earth metals, including neodymium, and a variety of other valuable metals, including zinc, vanadium, cadmium, copper, silver, molybdenum, cobalt, nickel, gallium, and germanium.

The Breccia Pipe Property does not currently have any reserves.  All activities undertaken and currently proposed at the Breccia Pipe Property are exploratory in nature.  Currently, we are still in the process of assessing the Breccia Pipe Property.

PROSPECT URANIUM

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation and Gordon R. Haworth for the purchase of 51.35549% and 24.32225% respectively of the membership interests of Secure Energy LLC, a North Dakota limited liability company.

Secure Energy’s current assets include the following:

1.	Data package including historical exploration data including drill logs, surface samples, maps, reports and other information on various uranium prospects in North Dakota.

2.
Uranium Lease Agreement with Robert Petri, Jr. and Michelle Petri dated June 28, 2007.  Location: Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4.

3.
Uranium Lease Agreement with Robert W. Petri and Dorothy Petri dated June 28, 2007.  Location: Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4.

4.
Uranium Lease Agreement with Mark E. Schmidt dated November 23, 2007.  Location: Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 31: Lots 1 (38.50), 2 (38.54), 3 (38.58), 4 (38.62) and E1/2 W1/2, W1/2NE1/4, SE 1/4.

The uranium lease agreements include the rights to conduct exploration for and mine uranium, thorium, vanadium, other fissionable source materials, and all other mineral substances contained on or under the leased premises.   The leased premises consist of a total of 1,027 acres located in Slope County, North Dakota.

Drill logs from the uranium leases show uranium mineralized roll fronts in sandstone, with uranium mineralization occurring within 350 feet of the surface.  Additional layers of sandstone exist at deeper intervals but have not been cored or logged.

The Prospect Uranium Property does not currently have any reserves.  All activities undertaken and currently proposed at the Prospect Uranium Property are exploratory in nature.  Currently, we are still in the process of assessing the Prospect Uranium Property.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the Bureau of Land Management (“BLM”).

We are required to pay annual maintenance fees to the BLM to keep our Federal lode mining claims in good standing. The maintenance period begins at noon on September 1st through the following September 1st and payments are due by the first day of the maintenance period.  The annual fee is $140 per claim.

Future exploration drilling on any of our properties that consist of BLM land will require us to either file a Notice of Intent or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.  For the properties located in Arizona, permits to drill are also required from the Arizona Department of Water Resources (ADWR).

Research and Development

We have not expended funds for research and development costs since inception.

Employees
As of August 12, 2011, we had 8 full-time employees and 2 part-time employees.   We believe our employee relations to be good.  One employee is considered a member of the executive management.

Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

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

Our evaluation of the Coso, Artillery Peak and Blythe mining claims up to this point is primarily a result of historical exploration data.    Although we have made field observations, our exploration program is just getting under way.  Accordingly, we are not yet in a position to evaluate the likelihood that our business will be successful.  We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE WE HAVE NOT SURVEYED OUR MINING CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIMS BOUNDARIES.

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

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION WHICH INCLUDES A STATEMENT DESCRIBING A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

As described in Note 1 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

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

WE LACK PROPER INTERNAL CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our March 31, 2011 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our Common stock in the public market, including shares issued in the Private Placement upon the effectiveness of the registration statement of which this prospectus forms a part, or upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of common stock sold in the Private Placements will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

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

EXERCISE OF OPTIONS AND WARRANTS MAY HAVE A DILUTIVE EFFECT ON OUR COMMON STOCK.

If the price per share of our Common stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common stock.  As of August 12, 2011, we had (i) outstanding options to purchase 2,810,000 shares of our Common stock at an exercise price of $0.25 per share, and (ii) outstanding warrants to purchase 4,650,000 shares of our Common stock at $0.40 per share and outstanding warrants to purchase 47,308,749 shares of our Common stock at $0.50 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common stock and result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of March 31, 2011, we have 169 unpatented lode mining claims on BLM land and one state lease associated with the Coso Property, 86 unpatented lode mining claims on BLM land associated with the Artillery Peak Property, and 66 unpatented lode mining claims on BLM land associated with the Blythe Property as described in detail in Item 1 above.

For a description of our Coso, Artillery Peak, Blythe, and other mineral properties, please refer to Item 1 herein, which is hereby incorporated by reference to this Item 2.

Principal Executive Office

On January 1, 2010, we entered into a sublease with NAEC for 750 square feet of office space for our principal executive offices located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 85120.  The rent for this office space is $1,500 per month and increased to $2,500 per month in May 2010.  The term of the sublease is “month to month”. NAEC is an affiliated company whereby our CEO, Mr, Joshua Bleak is the President.

Item 3. Legal Proceedings.

There are no legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “AEFI.OB” and commenced trading on April 5, 2010. The following table sets forth the high and low bid quotation prices as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.   Prior to April 5, 2010, there was no active market for our Common stock. As of August 12, 2011, there were approximately 147 holders of record of our Common stock.

The following table sets forth the high and low bid prices for our Common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
January 1, 2011 through March 31, 2011	$1.43	$0.51
October 1, 2010 through December 31, 2010	$0.98	$0.45
July 1, 2010 through September 30, 2010	$0.76	$0.30
April 5, 2010 through June 30, 2010	$1.04	$0.18

The last reported sales price of our Common stock on the OTC Bulletin Board on August 11, 2011 was $0.36 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

On April 1, 2010, we adopted our 2010 Equity Incentive Plan which reserved 7,500,000 shares of our common stock for issuances thereunder.

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted average exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	2,810,000	$0.25	4,690,000

Equity compensation plans not approved by security holders	0	0	0
Total	2,810,000	$0.25	4,690,000

Recent Sales of Unregistered Securities

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

On March 19, 2010, we issued to our then Chairman, Randall Reneau, an aggregate of 350,000 restricted shares of our common stock and options to purchase 750,000 shares of our common stock at an exercise price of $0.15 per share, which shall vest 150,000 shares every six months over a thirty month vesting period.

On April 26, 2010, we granted 200,000 shares of our common stock to NPX Metals, Inc. as partial consideration for the purchase of certain mining claims.

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

On October 15, 2010, the Company accepted subscriptions for and issued secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $50,000.  The Bridge Notes mature on the sixth month anniversary of the date of issuance (the “Maturity Date”) and accrue interest at an annual rate of ten percent (10%). In connection with the issuance of the Bridge Notes, the Company granted 25,000 shares of its common stock to each recipient of $50,000 Bridge Notes. The Bridge Notes are payable in full on the Maturity Date unless previously converted into shares of the Company’s common stock at an initial conversion price of $1.00 per share, as may be adjusted.  Additionally, the holders of the Bridge Notes shall have the right to convert the principal and any interest due under the Bridge Notes, on a dollar-for-dollar basis, into the shares of the Company issued and sold to investors in a Qualified Financing (as that term is defined in the Bridge Notes), at a conversion price equal to that purchase price per share of the Qualified Financing securities paid by the investors in such financing.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 3, 2010, the Company accepted subscriptions for and issued Bridge Notes in the aggregate principal amount of $50,000 on the same terms as described above. In connection with the issuance of the Bridge Notes, the Company granted 25,000 shares of its common stock to each recipient of $50,000 Bridge Notes.

Between December 3, 2010 and March 4, 2011, the Company sold an aggregate of 36,140,763 of units consisting of one share of the Company’s common stock and one five year warrant to purchase one additional share of common stock at an exercise price of $0.50 per share for a per unit price of $0.50 for aggregate gross proceeds of $18,070,381.

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

On March 17, 2011, the Company issued an aggregate of 3,700,000 shares of restricted common stock, subject to a 24-month lockup in consideration for membership interests of Secure Energy LLC.  The shares were all sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) and corresponding provisions of state securities laws.

On April 8, 2011, we issued an aggregate of 750,000 shares of our common stock to Geneva Asset Investment S.A. in consideration for services pursuant to a consulting agreement.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 28, 2010, we issued 600,000 shares of our common stock in consideration for consulting services pursuant to an amended consulting agreement between the Company and Marinex Media, Inc.  On June 14, 2011, we appointed to the board of directors  Jonathan Braun, who is the President of Marinex Media, Inc.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Private Placement of Units

On December 3, 2010, we sold an aggregate of $100,000 worth of units consisting of one share of the Company’s common stock and one five year warrant to purchase one additional share of common stock at an exercise price of $0.50 per share for a per unit price of $0.50.

On December 29, 2010, we entered into subscription agreements with certain investors whereby it sold an aggregate of 4,000,000 units for an aggregate purchase price of $2,000,000. In addition, in accordance with the terms of certain Bridge Notes issued to certain investors on October 15, 2010 and December 3, 2010, in the event the Company closed an equity investment in which the Company receives gross proceeds of at least $1,250,000, the holder will have the option to convert all or a portion of the outstanding principal of and accrued interest on such Bridge Note, on a dollar-for-dollar basis, into the qualified financing. The Private Placement qualifies as a qualified financing and each holder of bridge notes was entitled to exchange the outstanding principal and interest amount of its Bridge Notes for Units sold in the Offering. Bridge notes in the aggregate principal amount of $50,000 (plus $416.50 in accrued interest) converted into 100,833 units in the Offering on December 29, 2010.

On February 18, 2011 we entered into subscription agreements with certain investors whereby we sold an aggregate of 12,159,950 units for an aggregate purchase price of $6,079,975.

On February 28, 2011, we entered into subscription agreements with certain investors whereby we sold an aggregate of 7,990,000 units for an aggregate purchase price of $3,995,000.

On March 4, 2011, we entered into subscription agreements with certain investors whereby we sold an aggregate of 11,689,980 units for an aggregate purchase price of $5,844,990

In connection with the foregoing, we issued warrants to the placement agents to purchase an aggregate of 7,167,986 shares of common stock, with the same terms as the warrants issued to the investors

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our business began on November 23, 2009, accordingly, no comparisons exist for the prior period.

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $8,014,323 for the fiscal year ended March 31, 2011 as compared to $297,382 for the period from November 23, 2009 (inception) to March 31, 2010.  The overall increase of $7,716,941 in operating expenses is primarily attributable to the fact that we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to March 31, 2010 as we were in our early stages of our operations. These expenses primarily consisted of general expenses, compensation, consulting and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission. The operating expenses consisted of the following:

Fiscal Year Ended March 31, 2011
Exploration costs	$224,095
Professional fees	212,889
Advertising and marketing	62,034
Compensation expense and related taxes	585,999
Consulting fees	2,899,079
Impairment of goodwill	3,065,014
Impairment of mining rights	444,200
Rent	50,563
Travel and related expenses	129,346
Other general and administrative	341,104
Total	$8,014,323

•
Explorations costs:  For the fiscal year ended March 31, 2011, exploration costs were $224,095 which includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The overall increase of $224,095 in exploration costs is primarily attributable to we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to March 31, 2010 as we were in our early stages of our operations.

•
Professional fees: For the fiscal year ended March 31, 2011, professional fees were $212,889 which includes fees incurred for audits and legal fees related to public company filing requirements. The overall increase in professional fees is primarily attributable to the fact that we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to March 31, 2010 as we were in our early stages of our operations.

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the fiscal year ended March 31, 2011, compensation expense and related taxes were $585,999 which includes the recognition of stock-based compensation expense of $174,850 which is attributable to stock options granted to our officers and employees. The overall increase in compensation is primarily attributable to we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to March 31, 2010 as we were in our early stages of our operations.

•
Consulting fees: For the fiscal year ended March 31, 2011, we incurred consulting fees of $2,899,079, which were primarily attributable to the issuance of our common stock and stock warrants for services rendered to consultants for investor relations and advisory services of $2,141,206 and stock-based compensation expense of $61,750 which is attributable to stock options granted to consultants. The overall increase in consulting is primarily attributable to the fact that we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to March 31, 2010 as we were in our early stages of our operations.

•
Rent: For the fiscal year ended March 31, 2011, we incurred rent of $50,563, which were primarily attributable to rental fees of our principal executive offices in Apache Junction, Arizona for approximately $28,000 and a previous office space we rented in California for approximately $22,500. The overall increase in rent is primarily attributable to the fact that we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to March 31, 2010 as we were in our early stages of our operations.

•
Impairment of mining rights: Impairment of mining rights was $444,200 for the fiscal year ended March 31, 2011. We recognized an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the fiscal year ended March 31, 2011, we recorded impairment of mining rights of $444,200. Management has performed an impairment analysis as of March 31, 2011 and determined such cost is not recoverable and exceeds fair value. In addition we have not identified proven and probable reserves in our mineral properties.

•
Impairment of goodwill: For the fiscal year ended March 31, 2011, we recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations. Accordingly we deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. We have no comparable expense during the prior period from November 23, 2009 (inception) to March 31, 2010.

•
Other general and administrative expenses: For the fiscal year ended March 31, 2011 other general and administrative expenses were $341,104 which includes postage, general insurance, automobile, office supplies, utilities and office expenses. The overall increase in general and administrative expenses is primarily attributable to we have no comparable operating expenses during the prior period from November 23, 2009 (inception) to March 31, 2010 as we were in our early stages of our operations.

Other Income (Expenses)

Total other (expense) income was ($80,064) for the fiscal year ended March 31, 2011 and is primarily attributable to interest expense of $8,000 in connection with a note payable assumed from Secure Energy, LLC and amortization of debt discount of $76,000 in connection with the convertible promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2011, we had a cash balance of $14,383,452 and working capital of $17,498,667. We have been funding our operations though the issuance of notes payable and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock for operating capital purposes. For the fiscal year ended March 31, 2011, we received proceeds from issuance of convertible promissory notes of $100,000 and net proceeds of $16,133,834 from the sales of our securities.  Our balance sheet at March 31, 2011 reflects note payable amounting to $50,000, which bears interest at 12% per annum.

Our consolidated financial statements from inception (November 23, 2009) through the fiscal year ended March 31, 2011 reported no revenues which is not sufficient to fund our operating expenses.  At March 31, 2011we had a cash balance of $14,383,452 and a working capital of $17,498,667. During the fiscal year ended March 31, 2011, we received proceeds of $100,000 from issuance of convertible promissory notes and net proceeds of $16,133,834 from the sales of units consisting of shares of our common stock and warrants to purchase shares of our common stock which we expect to utilize to fund certain of our operating expenses, pay our obligations, and grow our Company.  We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than our current working capital, we presently have no other alternative source of working capital. We do not have revenues to support our daily operations. We have raised significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2011.  We have met our liquidity and capital requirements for up to 12 months primarily through the private placement of equity securities that occurred between December 2010 and March 2011.

Operating activities

Net cash flows used in operating activities for the for the fiscal year ended March 31, 2011 amounted to $2,599,149 and was primarily attributable to our net loss of $7,346,928, offset by depreciation of $6,938, impairment of mining claims of $444,200, amortization of debt discount of $76,000, amortization of prepaid services of $741,206, common stock issued for services of $1,400,000 and stock-based compensation of $236,600 and add-back of total changes in assets and liabilities of $474,720 and non-controlling interest of $747,459. This change in assets and liabilities is primarily attributable to an increase in prepaid expenses of $537,470.

Investing activities

Net cash used in investing activities for the fiscal year ended March 31, 2011 was $163,625 and represented an acquisition of mining rights of $65,000, acquisition of Secure Energy LLC of $59,959 and the purchase of property and equipment of $38,666.

Financing activities

Net cash flows provided by financing activities was $16,183,834 for the fiscal year ended March 31, 2011. We received net proceeds from the issuance of convertible promissory notes and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock of $100,000 and $16,133,834, respectively, offset by repayment of convertible promissory note of $50,000.

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

The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Note payable	$50,000	$50,000	$-	$-	$-
Uranium lease agreements	55,076	-	-	-	55,076

Total Contractual Obligations	$105,076	$50,000	$-	$-	$55,076

Uranium Lease Agreements

In connection with the execution of the Membership Interests Sale Agreements of Secure Energy LLC, we acquired the following Uranium lease agreements:

1)	Slope County, North Dakota, Lease 1 and 2

On June 28, 2007, our majority owned subsidiary, Secure Energy, LLC, signed a 20 year mining lease to develop and operate 472.8 acres of uranium mining properties in the Slope County, North Dakota. We prepaid the annual payment of $10 per net acre for eight years amounting to $36,717 at the date of signing. We will pay a production royalty of $0.75 per pound of all uranium sales.

2)	Slope County, North Dakota, Lease 3

On November 23, 2007, our majority owned subsidiary, Secure Energy, LLC signed a 10 year mining lease, with right to extend an additional 10 years to develop and operate 554.24 acres of uranium mining properties in the Slope County, North Dakota. We prepaid the annual payment of $10 per net acre for ten years amounting to $53,775 at the date of signing. We will pay a production royalty of $0.75 per pound of all uranium sales or 5% of net proceeds from the sale of uranium bearing ores.

Royalty agreements

On April 26, 2010, the Company entered into a purchase and royalty agreement with an affiliated company for which our Director, Daniel Bleak is the President. The Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock. The Company will pay a 3% net smelter returns royalty on all uranium sales. The Company shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

CONTINENTAL RESOURCES GROUP, INC.  AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Continental Resources Group, Inc.
Apache Junction, AZ

We have audited the accompanying consolidated balance sheets of Continental Resources Group, Inc. (formerly known as American Energy Fields, Inc.) (An Exploration Stage Company) and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2011, and for the period from inception (November 23, 2009) to March 31, 2010, and for the period from inception (November 23, 2009) to March 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Resources Group, Inc. (formerly known as American Energy Fields, Inc.) and subsidiaries as of March 31, 2011 and 2010, and the results of its operations and its cash flows during the exploration stage for the year ended March 31, 2011, and for the period from inception (November 23, 2009) to March 31, 2010, and for the period from inception (November 23, 2009) to March 31, 2011  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, New York
August 12, 2011

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010

ASSETS

Current assets:
Cash	$14,383,452	$962,392
Prepaid expenses - current portion	3,280,863	18,000
Deposit	50,000	-

Total current assets	17,714,315	980,392

Other assets:
Prepaid expenses - long term portion	45,234	-
Property and equipment, net	31,728	-
Mining rights	-	209,200

Total Assets	$17,791,277	$1,189,592

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$165,648	$3,058
Note payable	50,000	-
Total liabilities	215,648	3,058

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 93,519,018 issued and outstanding
at March 31, 2011 and 50,528,255 issued and
outstanding at March 31, 2010	9,352	5,053
Additional paid-in capital	24,267,544	1,428,826
Common stock, $.0001 par value, 850,000 shares to
be issued at March 31, 2011 and 350,000 shares to
be issued at March 31, 2010	955,000	49,000
Accumulated deficit	(7,643,273)	(296,345)
Total Continental Resources Group, Inc. deficit	17,588,623	1,186,534

Non-controlling interest in subsidiary	(12,994)	-
Total stockholders' equity	17,575,629	1,186,534

Total liabilities and stockholders' equity	$17,791,277	$1,189,592

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

Revenues	$-	$-	$-

Expenses
Exploration costs	224,095	-	224,095
General and administrative	3,688,077	248,382	3,936,459
Impairment of mining rights	444,200	-	444,200
Impairment of goodwill	3,065,014	-	3,065,014
Depreciation	6,938	-	6,938
Compensation and related taxes	585,999	49,000	634,999
Total operating expenses	8,014,323	297,382	8,311,705

Loss from operations	(8,014,323)	(297,382)	(8,311,705)

Other income (expenses)
Interest expense	(84,423)	-	(84,423)
Interest income	4,359	1,037	5,396
Total other income (expenses)	(80,064)	1,037	(79,027)

Net loss	$(8,094,387)	$(296,345)	$(8,390,732)

Less: Net loss attributable to non-controlling interest	747,459	-	747,459

Net loss attributable to Continental Resources Group, Inc.	$(7,346,928)	$(296,345)	$(7,643,273)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.13)	$(0.01)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	56,908,403	43,741,758	54,239,850

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO MARCH 31, 2011

								Accumulated
								Deficit
	Preferred Stock		Common Stock		Common Stock		Additional	During		Total
	$0.0001 Par Value		$0.0001 Par Value		Shares to be issued		Paid-in	Exploration	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Interest	Equity
Recapitalization of common shares of Sienna Resources Holdings, Inc. as the acquiree in merger with Company as the acquireron November 23, 2009	-	$-	12,200,000	$1,220	-	$-	$(1,220)	$-	$-	$-

Common shares issued on November 30, 2009 to NPX Metals, Inc. for certain mining rights	-	-	2,000,000	200	-	-	-	-	-	200

Common shares issued on November 30, 2009 for cash	-	-	26,788,255	2,679	-	-	-	-	-	2,679

Common stock issued on December 24, 2009 for cash	-	-	9,300,000	930	-	-	1,394,070	-	-	1,395,000

Common stock issued for services rendered	-	-	240,000	24	-	-	35,976	-	-	36,000

Common stock to be issued for directors' compensation	-	-	-	-	350,000	49,000	-	-	-	49,000

Net loss for the period ended March 31, 2010	-	-	-	-	-	-	-	(296,345)	-	(296,345)

Balance at March 31, 2010	-	-	50,528,255	5,053	350,000	49,000	1,428,826	(296,345)	-	1,186,534

Common stock issued for directors' compensation	-	-	350,000	35	(350,000)	(49,000)	48,965	-	-	-

Common stock for services	-	-	2,800,000	280	-	-	1,399,720	-	-	1,400,000

Common stock to be issued for prepaid services	-	-	-	-	600,000	744,000	-	-	-	744,000

Common stock issued for cash in private placements with warrants, net of transaction fees	-	-	36,039,930	3,604	-	-	16,130,230	-	-	16,133,834

Common stock issued in connection with the conversion of promissory note and accrued interest into a qualified financing	-	-	100,833	10	-	-	50,406	-	-	50,416

Common stock to be issued in connection with the conversion of promissory notes	-	-	-	-	50,000	41,000	35,000	-	-	76,000

Common stock to be issued for acquisition of mining rights	-	-	-	-	200,000	170,000	-	-	-	170,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	236,600	-	-	236,600

Stock warrants issued for prepaid services	-	-	-	-	-	-	2,712,632	-	-	2,712,632

Issuance of common stock and preferred stock in connection with the acquisition of a majority of Secure Energy, LLC	-	-	3,700,000	370	-	-	2,225,165	-	734,465	2,960,000

Net loss for the year ended March 31, 2011	-	-	-	-	-	-	-	(7,346,928)	(747,459)	(8,094,387)

Balance at March 31, 2011	-	$-	93,519,018	$9,352	850,000	$955,000	$24,267,544	$(7,643,273)	$(12,994)	$17,575,629

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	NOVEMBER 23, 2009 TO	NOVEMBER 23, 2009 TO
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

Cash flows from operating activities:
Net loss attributable to Continental Resources Group, Inc.	$(7,346,928)	$(296,345)	$(7,643,273)
Adjustments to reconcile net loss attributable to Continental Resources Group, Inc. to net cash used in operating activities:
Depreciation	6,938	-	6,938
Stock based compensation on options granted	236,600		236,600
Amortization of prepaid expense in connection with the issuance of warrants issued for prepaid services	493,206	-	493,206
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	248,000	-	248,000
Consulting fees paid by issuance of common stock	-	36,000	36,000
Common stock issued for directors' compensation	-	49,000	49,000
Impairment of goodwill	3,065,014	-	3,065,014
Non-controlling interest	(747,459)	-	(747,459)
Amortization of debt discount	76,000	-	76,000
Common stock issued for services	1,400,000	-	1,400,000
Impairment of mining rights	444,200	-	444,200

Changes in operating assets and liabilities
(Increase) in prepaid expenses - current portion	(537,470)	(18,000)	(555,470)
(Increase) in deposits	(50,000)	-	(50,000)
Decrease in prepaid expenses - long term portion	417	-	417
Increase in accounts payable & liabilities	112,333	3,058	115,391

Net cash used in operating activities	(2,599,149)	(226,287)	(2,825,436)

Cash flows from investing activities:
Acquisition of mining rights	(65,000)	(209,200)	(274,200)
Acquisition of Secure Energy LLC (cash portion)	(59,959)	-	(59,959)
Purchase of office equipment and vehicle	(38,666)	-	(38,666)
Net cash used in investing activities	(163,625)	(209,200)	(372,825)

Cash flows from financing activities:
Proceeds from convertible promissory notes	100,000	-	100,000
Payment of convertible promissory note	(50,000)	-	(50,000)
Proceeds from sale of common stock, net of issuance cost	16,133,834	1,397,879	17,531,713
Net cash provided by financing activities	16,183,834	1,397,879	17,581,713

Net increase in cash	13,421,060	962,392	14,383,452

Cash at beginning of year	962,392	-	-

Cash at end of year	$14,383,452	$962,392	$14,383,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,250	$-	$2,250
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$41,000	$-	$41,000
Debt discount in connection with the conversion of convertible promissory notes into a qualified financing	$35,000	$-	$35,000
Issuance of common stock for conversion of convertible promissory notes and accrued interest	$50,416	$-	$50,416
Stock warrants issued for prepaid services	$2,712,632	$-	$2,712,632
Issuance of common stock in connection with the acquisition of Secure Energy, LLC	$2,960,000	$-	$2,960,000

Assumption of note payable in connection with the acquisition of Secure Energy, LLC	$50,000	$-	$50,000
Common stock to be issued for prepaid services	$744,000	$-	$744,000
Issuance of common stock for purchase of mining rights	$170,000	$-	$170,000

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Going Concern

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Continental Resources Group, Inc. of $7,346,928 for the fiscal year ended March 31, 2011 and cumulative net losses of $7,643,273 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The restated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its subsidiaries. The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of   75.68% (24.32% is owned by non-controlling interests) as of March 31, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2011, the Company recorded a deficit non-controlling interest balance of $12,994 in connection with our majority-owned subsidiary, Secure Energy LLC as reflected in the accompanying consolidated balance sheets.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, and debt discount, valuation of goodwill, and common stock issued for services. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the year ended March 31, 2011, the Company has reached bank balances exceeding the FDIC insurance limit by approximately $9,210,000. The Company has not incurred any losses on bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the fiscal year ended March 31, 2011, the Company incurred exploration cost of $224,095.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued liabilities approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of the convertible promissory note at March 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Fiscal Year ended March 31, 2011	For the Period from Inception November 23, 2009 to March 31, 2010
Numerator:
Net loss attributable to Continental Resources Group, Inc.	$(7,346,928)		$(296,345)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	56,908,403		43,741,758

Denominator for dilutive loss per share
(adjusted weighted-average)	112,052,152		49,141,758

Basic and diluted loss per share	$(0.13)	$	(0.01)

The following sets forth the computation of weighted-average common shares outstanding basic and diluted for the period ended March 31:

	March 31,	March 31,
	2011	2010
Weighted-average common shares
outstanding (Basic)	56,908,403	43,741,758

Weighted-average common stock
Equivalents
Stock options	3,185,000	750,000
Warrants	51,958,749	4,650,000

Weighted-average common shares
outstanding (Diluted)	112,052,152	49,141,758

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. During fiscal year ended March 31, 2011, the Company recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the year ended March 31, 2011, the Company recorded impairment of mining rights of $444,200. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Such cost were impaired during the year ended March 31, 2011as the associated mining properties do not currently have any identified proven and probable reserves.

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

PREPAID EXPENSES

Prepaid expenses – current portion of $3,280,863 and $18,000 at March 31, 2011 and 2010, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash, common stocks and warrants) of public relation services, consulting and business advisory services and prepaid mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $45,234 and $0 at March 31, 2011 and 2010, respectively, consist primarily of costs paid for future mineral lease payments after one year.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of March 31, 2011:

	Estimated Life
Office equipment	7 years	$2,330
Machinery and equipment	5 years	4,239
Vehicle	3 years	32,097
Total		38,666
Less accumulated depreciation		6,938
		$31,728

Depreciation expense for the fiscal year ended March 31, 2011 was $6,938. There was no depreciation expense for the period November 23, 2009 (inception) through March 31, 2010.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 - MINERAL CLAIMS (continued)

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

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of March 31, 2011, the Company had conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling of geophysical surveys.  The Company plans to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible old drill holes in prospective areas will e re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  As of March 31, 2011the water source had not yet been determined.

As of March 31, 2011, an exploration timetable and budget had not yet been developed and there were no current detailed plans to conduct exploration on the property.

As of March 31, 2011, the Company did not have a sample collection.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 - MINERAL CLAIMS (continued)

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

As of March 31, 2011, the Company was still in the process of assessing the Blythe Property.

The Blythe Property does not currently have any known reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in nature.

BRECCIA PIPE PROJECT

On February 15, 2011, the Company, its wholly owned subsidiary, Green Energy, and Dr. Karen Wenrich entered into an asset purchase agreement pursuant to which Green Energy has agreed to purchase certain unpatented mining claims commonly known as the “Arizona Breccia Pipes Project” located in the Coconino and Mohave counties of Arizona only upon the occurrence of certain conditions precedent.  The consummation of the mining purchase will occur only in the event that certain actions taken by the BLM on July 20, 2009, which had the effect of withdrawing certain lands in the vicinity of the property from mineral location and entry, are terminated within five (5) years from the date of the Agreement leaving more than 50% of the total unpatented mining claims that comprise the property open to mineral location and entry.  In the event the withdrawal termination occurs that results in fewer than 50% of the total unpatented mining claims that comprise the property opened to mineral location and entry, Green Energy will have an unrestricted option to purchase the property pursuant to the terms of the agreement (the “Purchase Option”).  The Purchase Option expires 120 days from the date of the withdrawal termination.

The withdrawal is currently being studied in an Environmental Impact Statement prepared by the BLM.  The withdrawal at any time may be extended in duration and scope and there can be no assurance that the withdrawal termination will occur and that the Mining Purchase will occur.

Pursuant to the terms of the agreement, in the event of the closing, Green Energy has agreed to spend an aggregate of at least $1,500,000 in exploration and related work commitments on the Property over the course of three (3) years from the date of closing with, a promised expenditure of $250,000 within the first year of closing.  Green Energy will retain a right of first refusal for the sale of any additional properties, of which Dr. Wenrich becomes a majority owner, within a 30-mile radius of the property.

These breccia pipes are vertical pipe-like columns of broken rock (breccia) that formed when layers of sandstone, shale and limestone collapsed downward into underlying caverns. A typical pipe is approximately 300 feet in diameter and extends vertically as much as 3,000 feet.

The uranium-bearing breccia pipes of the northern Arizona breccia pipe district are among the highest grade uranium deposits in the United States.  In addition to uranium, the breccia pipes are also known to contain rare earth metals, including neodymium, and a variety of other valuable metals, including zinc, vanadium, cadmium, copper, silver, molybdenum, cobalt, nickel, gallium, and germanium.

The Breccia Pipe Property does not currently have any reserves.  All activities undertaken and currently proposed at the Breccia Pipe Property are exploratory in nature.  Currently, we are still in the process of assessing the Breccia Pipe Property.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 - MINERAL CLAIMS (continued)

PROSPECT URANIUM

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation and Gordon R. Haworth for the purchase of 51.35549% and 24.32225% respectively of the membership interests of Secure Energy LLC, a North Dakota limited liability company.

Secure Energy’s current assets include the following:

1.	Data package including historical exploration data including drill logs, surface samples, maps, reports and other information on various uranium prospects in North Dakota.

2.
Uranium Lease Agreement with Robert Petri, Jr. and Michelle Petri dated June 28, 2007.  Location: Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4.

3.
Uranium Lease Agreement with Robert W. Petri and Dorothy Petri dated June 28, 2007.  Location: Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4.

4.
Uranium Lease Agreement with Mark E. Schmidt dated November 23, 2007.  Location: Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 31: Lots 1 (38.50), 2 (38.54), 3 (38.58), 4 (38.62) and E1/2 W1/2, W1/2NE1/4, SE 1/4.

The uranium lease agreements include the rights to conduct exploration for and mine uranium, thorium, vanadium, other fissionable source materials, and all other mineral substances contained on or under the leased premises.   The leased premises consist of a total of 1,027 acres located in Slope County, North Dakota.

Drill logs from the uranium leases show uranium mineralized roll fronts in sandstone, with uranium mineralization occurring within 350 feet of the surface.  Additional layers of sandstone exist at deeper intervals but have not been cored or logged.

The Prospect Uranium Property does not currently have any reserves.  All activities undertaken and currently proposed at the Prospect Uranium Property are exploratory in nature.  Currently, we are still in the process of assessing the Prospect Uranium Property.

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE PROMISSORY NOTES

Note Payable

On March 17, 2011, in connection with the execution of Membership Interests Sale Agreements of Secure Energy, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 2). As of March 31, 2011, the Company accrued interest of $8,000.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE PROMISSORY NOTES (continued)

Convertible Promissory Notes

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

In December 2010, the Company had a private placement qualified as Qualified Financing (discussed above) and thus a holder of $50,000 worth of convertible promissory note exercised its right under the agreement to have the outstanding principal of and accrued interest on such note converted into similar securities offered in the private placement/qualified financing. Convertible promissory note in the aggregate principal amount of $50,000 (plus $416 in accrued interest) converted into 100,833 units in the private placement on December 29, 2010. Such units include 100,833 shares of the Company’s common stock and a five year warrant to purchase 100,833 shares of the Company’s common stock at an exercise price of $0.50 per share.

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

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. During the fiscal year ended March 31, 2011, amortization of debt discount amounted to $76,000.

As of March 31, 2011, convertible promissory notes including accrued interest amounted to $0.

NOTE 6 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 93,519,018 shares issued and outstanding.

Preferred stock, $0.0001 par value: 25,000,000 shares authorized; none issued and outstanding.

Common Stock

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of its common stock on each share of its common stock outstanding on December 21, 2009.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

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

On March 19, 2010, the Company granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as the Company's then-Chairman of the Board of Directors.  During the quarter ended September 30, 2010 these shares were issued. Randall Reneau served as Chairman from March 19, 2010 until his resignation on November 9, 2010.

On April 26, 2010, the Company entered into a purchase and royalty agreement whereby the Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock.  The Company valued these common shares at the fair market value on the date of grant at $0.85 per share or $170,000, and as of March 31, 2011, these shares have not been issued. These shares were issued in July 2011.

The Company executed an investor relations agreement in July 2010 pursuant to which it is required to issue 2,000,000 shares of common stock to the consultant in consideration for certain investor relation services. The Company valued these common shares at the fair market value on the date of grant at $0.46 per share or $920,000. Accordingly, the Company recognized stock based consulting expense of $920,000.

On September 1, 2010, the Company entered into consulting agreements with four consultants whereby the Company agreed to issue an aggregate of 800,000 shares of its common stock (200,000 shares per consultant) in consideration for certain services related to business development, financial management and communications. The Company valued these common shares at the fair market value on the date of grant at $0.60 per share or $480,000. Accordingly, the Company recognized stock based consulting expense of $480,000.

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant of $41,000(see Note 5). As of March 31, 2011, these shares have not been issued. These shares were issued in August 2011.

On December 29, 2010 the holder of $50,000 worth of convertible promissory note exercised its right under the note agreement to have the outstanding principal of and accrued interest on such note converted into similar securities offered in the private placement held in December 2010. Convertible promissory note in the aggregate principal amount of $50,000 (plus $416 in accrued interest) converted into 100,833 Units in the private placement on December 29, 2010. Such units include 100,833 shares of the Company’s common stock and five year warrant to purchase 100,833 shares of the Company’s common stock at an exercise price of $0.50 per share. Additionally, the Company recognized additional debt discount of $35,000 from the conversion of $50,000 into similar securities offered in the private placement/qualified financing and such debt discount was amortized in December 2010.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

As further consideration for the sale of the 4,000,000 Units above, the Company and the Investors entered into a registration rights agreement pursuant to which the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (“SEC”) covering all shares of the Company’s common stock included within the Units sold in the Offering and underlying any Warrants as well as the shares underlying the warrants issued to the placement agent.  The Company will maintain the effectiveness of the “resale” registration statement from the effective date until the later of; (i) the expiration date of the Warrants; (ii) the date on which the Warrants may be exercised on a "cashless" or "net exercise" basis; or (iii) the Cancellation Date (as defined in the Warrants), unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 180 days. The Company is obligated to pay to investors in the Offering a fee of 1% per month of the investors’ investment, payable in cash, up to a maximum of 6%, for each month in excess of the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

Between February 18, 2011 to March 7, 2011, the Company sold in a private placement a total of 31,839,930 units to certain investors at a purchase price of $0.50 per unit, with each unit consisting of (i) one share of the Company’s common stock per value $0.0001 per share and (ii) a five (5) year warrant to purchase one share of the Company’s common stock at a per share exercise price of $0.50. The Company sold units consisting of an aggregate of 31,839,930 shares of common stock and granted 31,839,930 warrants to investors exercisable at a price of $0.50 per share for net proceeds of $14,332,600. The purchase warrants expire in five years from the date of the warrant. In connection with these private placements, the Company paid in cash private placement commissions and broker fees of approximately $1,452,365 and legal fees of $135,000. The placement agent also received 6,367,986 warrants as compensation for serving as placement agent which are exercisable at a price of $.50 per share and expire in five years from the date of the warrant.

As further consideration for the sale of the 31,839,930 Units above, the Company and the Investors entered into a registration rights agreement, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) within 60 days.  The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days. The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation and Gordon R. Haworth for the purchase of 51.35549% and 24.32225% of the membership interests of Secure Energy LLC, a North Dakota limited liability company. The Company paid $60,000 cash and issued 2,725,000 shares of the Company’s common stock to Prospect and assumed certain obligations and liabilities of Prospect in the approximate amount of $80,000, and issued 975,000 shares of the Company’s common stock to Haworth. Upon closing of this transaction on March 17, 2011, Secure Energy became a majority-owned subsidiary of the Company. The purchase consideration included $60,000 in cash and 3.7 million shares of the Company’s stock valued at the fair market value on the date of grant of $0.80 per share or $2,960,000 thus a total purchase price of $3,020,000.

On December 28, 2010, the Company and an affiliated consulting company entered into a 9 month investor and public relations consulting agreement in consideration for a consulting fee of $200,000. In March 2011, this agreement was amended pursuant to which the consulting fee was amended to 600,000 shares of the Company’s common stock and a cash payment of $275,000 from $200,000. On June 14, 2011, the Company appointed to the board of directors of the Company, Jonathan Braun, who is the President of the affiliated consulting company. The Company valued these common shares at the fair market value on the date of grant at $1.24 per share or $744,000. Accordingly, the Company recognized stock based consulting expense of $248,000 and prepaid expense of $496,000 in connection with the 600,000 shares during the fiscal year ended March 31, 2011. These shares were issued in April 2011.

As of March 31, 2011, the Company had 93,519,018 shares of common stock issued and outstanding and 850,000 shares of common stock to be issued.

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

 For the fiscal year ended March 31, 2011, the Company recorded stock-based compensation expense of $174,850. At March 31, 2011, there was $315,650 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the 2010 Plan.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

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

On March 1, 2011, in connection with a consulting agreement, the Company agreed to issue 4,000,000 10-year options to purchase shares of common stock at $0.25 per share to an affiliated company for which our Director, Daniel Bleak is the President, which is subject to a vesting schedule based on the recipient's continued service and advance $50,000 in cash based on the consulting agreement. On March 31, 2011, the Company entered into a termination agreement, whereby both parties agreed, that the Company has no obligation to pay any portion of the consulting fee of $50,000 and 4,000,000 options and that immediately upon execution of this termination agreement, the affiliated company shall return the advance of $50,000 to the Company.

For the fiscal year ended March 31, 2011, the Company recorded stock-based consulting expense of $61,750 on options granted.

During the fiscal year ended March 31, 2011, 1,125,000 options were forfeited in accordance with the termination of employee and consultant relationships.

A summary of the stock options as of March 31, 2011 and 2010 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at inception	-	$-	-
Granted	750,000	0.15	10
Exercised	-	-	-
Forfeited	-	-	-
Balance at March 31, 2010	750,000	$0.15	10
Granted	7,560,000	0.25	10
Exercised	-	-	-
Forfeited	(1,125,000)	0.20	9.30
Cancelled	(4,000,000)	0.25	10
Balance outstanding at March 31, 2011	3,185,000	$0.25	9.50

Options vested and exercisable at March 31, 2011	1,161,000	$0.24
Weighted average fair value of options granted during the period		$0.76

Stock options outstanding at March 31, 2011as disclosed in the above table have approximately $1,608,000 intrinsic value at the fiscal year end.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

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

Between February 2011 and March 2011, in connection with the sale of the Company’s common shares, the Company granted 31,839,930 warrants to investors exercisable at a price of $0.50 per share. The purchase warrants expire in five years from the date of the warrant. The placement agent also received 6,367,986 warrants as compensation for serving as placement agent which are exercisable at a price of $.50 per share and expire in five years from the date of the warrant.

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to a consultant in connection with an 11 month consulting agreement. The 4,000,000 warrants were valued on the grant date at approximately $0.68 per warrant or a total of approximately $2,713,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.69 per share, volatility of 206% (estimated using volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 2.02%. Accordingly, the Company recognized stock based consulting expense of $493,206 and prepaid expense of $2,219,426 during the fiscal year ended March 31, 2011.

A summary of the status of the Company's outstanding stock warrants as of March 31, 2011 and 2010 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at inception	-	$-
Granted	4,650,000	0.40
Exercised/Forfeited	-	-
Balance at March 31, 2010	4,650,000	$0.40
Granted	47,308,749	0.50
Exercised/Forfeited	-	-
Balance at March 31, 2011	51,958,749	$0.49

Warrants exercisable at March 31, 2011	51,958,749	$0.49
Weighted average fair value of options granted during the fiscal year end of March 31, 2011		$1.13

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

The following table summarizes information about stock warrants outstanding at March 31, 2011:

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.40	4,650,000	0.75 Year	$0.40
0.50	47,308,749	4.89 Years	0.50
	51,958,749		$0.49

NOTE 7 - ACQUISITION OF SECURE ENERGY LLC

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation (“Prospect”) and Gordon R. Haworth (“Haworth”) for the purchase of 51.35549% and 24.32225% of the membership interests of Secure Energy LLC, a North Dakota limited liability company (“Secure Energy”). The Company paid $60,000 cash and issued 2,725,000 shares of the Company’s common stock to Prospect and assumed certain obligations and liabilities of Prospect in the approximate amount of $80,000, and issued 975,000 shares of the Company’s common stock to Haworth. Upon closing of this transaction on March 17, 2011, Secure Energy became a majority-owned subsidiary of the Company.

The purchase consideration included $60,000 in cash and 3.7 million shares of the Company’s stock valued at the fair market value on the date of grant at $0.80 per share thus a total purchase price of $3,020,000.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and Secure Energy is the acquired company.  Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Secure Energy. The net purchase price paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $41)	$10,008
Prepaid expenses – long term portion	45,651
Goodwill	3,065,014

Liabilities assumed (including a 12% note payable of $50,000)	(100,673)

Net purchase price	$3,020,000

Prepaid expenses – long term portion acquired consist primarily of costs paid for future mineral lease payments after one year in connection with three Uranium lease agreements dated in year 2007. Such prepaid cost is associated with lease payments for year 2013 to 2017.

During fiscal year ended March 31, 2011, the Company recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 7 - ACQUISITION OF SECURE ENERGY LLC (continued)

Unaudited pro forma results of operations data as if the Company and Secure Energy had occurred as of November 23, 2009, the inception date, are as follows:

	The Company and Secure Energy For the Fiscal Year ended March 31, 2011	The Company and Secure Energy From November 23, 2009 (Inception Date) to March 31, 2010
Pro forma revenues	$-	$-
Pro forma loss from operations	(8,034,373)	(309,054)
Pro forma net loss	(8,114,437)	(308,017)
Pro forma loss per share	$(0.14)	$(0.01)
Pro forma diluted loss per share	$(0.14)	$(0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or November 23, 2009 and is not intended to be a projection of future results.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During the fiscal year ended March 31, 2011, the Company paid rent of $28,000 on a facility lease by an affiliated company for which our  CEO/director, is the President. In April 2010, the Company entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space.

On April 26, 2010, the Company entered into a purchase and royalty agreement with an affiliated company for which our Director, Daniel Bleak is the President. The Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock valued on the date of grant at $0.85 per share or $170,000. The Company will pay a 3% net smelter returns royalty on all uranium sales. The Company shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

On December 28, 2010, the Company and an affiliated consulting company entered into a 9 month investor and public relations consulting agreement in consideration for a consulting fee of $200,000. In March 2011, this agreement was amended pursuant to which the consulting fee was amended to 600,000 shares of the Company’s common stock valued on the date of grant at $1.24 per share or $744,000 and a cash payment of $275,000 from $200,000. On June 14, 2011, the Company appointed to the board of directors of the Company, Jonathan Braun, who is the President of the affiliated consulting company.

For the fiscal year ended March 31, 2011, the Company incurred $21,000 in accounting fees to a director of the Company, Bill Allred, which has been included in general and administrative expenses on the accompanying consolidated statement of operations.

For the fiscal year ended March 31, 2011, the Company incurred $38,000 in consulting fees to a director of the Company, Danny Bleak, which has been included in general and administrative expenses on the accompanying consolidated statement of operations.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

On March 1, 2011, in connection with a consulting agreement, the Company agreed to issue 4,000,000 10-year options to purchase shares of common stock at $0.25 per share to an affiliated company for which our Director, Daniel Bleak is the President, which is subject to a vesting schedule based on the recipient's continued service and advance $50,000 in cash based on the consulting agreement. On March 31, 2011, the Company entered into a termination agreement, whereby both parties agreed, that the Company has no obligation to pay any portion of the consulting fee of $50,000 and 4,000,000 options and that immediately upon execution of this termination agreement, the affiliated company shall return the advance of $50,000 to the Company.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $3,175,000 at March 31, 2011, expiring through the year 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period ended:

	March 31, 2011	March 31, 2010
Tax benefit computed at “expected” statutory rate	$(2,752,092)	$(100,757)
State income taxes, net of benefit	(362,154)	-
Permanent differences	993,057	-
Increase in valuation allowance	2,121,189	100,757
Net income tax benefit	$-	$-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period ended:

	March 31, 2011	March 31, 2010

Computed "expected" tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(7.0)%	-
Other permanent differences	13.0%	-
Change in valuation allowance	28.0%	34.0%

Effective tax rate	0.0%	0.0%

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 9 – INCOME TAXES (continued)

The Company has a deferred tax asset which is summarized as follows at March 31, 2011 and 2010, respectively:

Deferred tax assets:
Net operating loss carryover	$1,281,076	$100,757
Stock based compensation and other	940,870	-
Less: valuation allowance	(2,221,946)	(100,757)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2011, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $2,121,189.

NOTE 10 – COMMITMENTS

Uranium Lease Agreements

In connection with the execution of the Membership Interests Sale Agreements of Secure Energy LLC, the Company acquired the following Uranium lease agreements:

1)	Slope County, North Dakota, Lease 1 and 2

On June 28, 2007, the Company’s majority owned subsidiary, Secure Energy, LLC, signed a 20 year mining lease to develop and operate 472.8 acres of uranium mining properties in the Slope County, North Dakota. The Company prepaid the annual payment of $10 per net acre for eight years amounting to $36,717 at the date of signing. The Company will pay a production royalty of $0.75 per pound of all uranium sales.

2)	Slope County, North Dakota, Lease 3

On November 23, 2007, the Company’s majority owned subsidiary, Secure Energy, LLC signed a 10 year mining lease, with right to extend an additional 10 years to develop and operate 554.24 acres of uranium mining properties in the Slope County, North Dakota. The Company prepaid the annual payment of $10 per net acre for ten years amounting to $53,775 at the date of signing. The Company will pay a production royalty of $0.75 per pound of all uranium sales or 5% of net proceeds from the sale of uranium bearing ores.

Royalty agreements

On April 26, 2010, the Company entered into a purchase and royalty agreement with an affiliated company for which our Director, Daniel Bleak is the President. The Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock. The Company will pay a 3% net smelter returns royalty on all uranium sales. The Company shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 11 – SUBSEQUENT EVENTS

On April 8, 2011, the Company entered into a 90 day consulting agreement whereby the Company agreed to issue 750,000 shares of its common stock in consideration for certain services related to investor relations. The Company valued these common shares at the fair market value on the date of grant at $0.59 per share or $442,500.

On May 27, 2011, the Company entered into purchase and sale agreement (the “Agreement”) with Absaroka Stone LLC (“Absaroka”) pursuant to which the Company has agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming (the “Property” and the transaction, the “Mining Purchase”).  Pursuant to the terms of the Agreement, Absaroka agreed not to stake for its own account any additional mining claims within a fifteen mile radius of the Property.  Any additional mining claims to be located within the fifteen (15) mile radius of the Property (the “Claim Body”) shall be located, staked and filed by the Company, at the Company’s expense and held in the Company’s name.  In consideration for the purchase of the Property, the Company paid Absaroka $15,000 upon execution of the Agreement.  Additionally, the Company agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the Agreement.  If the Company fails to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, the Company shall pay an aggregate sum of $50,000 to Absaroka. Pursuant to the terms of the Agreement, the Company agrees to pay a 1% gross royalty (the “Royalty Payment”) to Absaroka on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the obligation of the Royalty Payment by paying Absaroka an aggregate payment of $1,000,000.

As of March 31, 2011, the Company had 850,000 shares of common stock to be issued. These shares were issued between April 2011 and August 2011.

On July 22, 2011, the Company, Sagebrush Gold Ltd (“Sage”) and Continental Resources Acquisition Sub, Inc., Sage’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement (the “Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Sage’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Sage shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sage’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Sage’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Sage shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Sage’s common stock issuable under Sage’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Sage’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options shall be determined and certified by an officer of Sage.  Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.

Under the terms of the Agreement, Sage purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) as defined in the agreement.  The acquired assets include approximately $13 million of cash.

The closing of the Asset Sale is subject to various closing conditions, including receipt by Sage of advice that the receipt of the Shares by the Company’s stockholders upon liquidation is likely to be treated as tax free for United States income tax purposes and approval

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 11 – SUBSEQUENT EVENTS (continued)

of a majority of the stockholders of the Company.  A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate.  The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company.  The Company is expected to liquidate on or prior to July 1, 2012.  Sage has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Sage its audited financial statements for the fiscal year ended March 31, 2011.  The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  Sage agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale.  Sage has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Sage fails to file or is unable to cause the registration statement to be declared effective.

On July 18, 2011, the Company purchased an unsecured 6% promissory note (the “Note”) from Sage for an aggregate purchase price of $2,000,000. The Note matures six (6) months from the date of issuance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2011, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending March 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending March 31, 2011, our management, including Mr. Joshua Bleak, our principal executive officer and Mr. David Lieberman, our principal financial officer, has concluded that its disclosure controls and procedures were not effective due to our limited internal audit functions.

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2011.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Positions with the Company
Joshua Bleak	31	Chief Executive Officer, President and Director
David Lieberman	67	Acting Chief Financial Officer
Bill Allred	74	Director
Daniel Bleak	54	Director
Jonathan Braun	61	Director

Biographies

Joshua Bleak, Chief Executive Officer, President and Director

Mr. Bleak has been our director and Chief Executive Officer, President, and Treasurer since December 24, 2009. From December 24, 2009 to February 1, 2010, Mr. Bleak also served as our Chief Financial Officer. Since May 2009, he has served as the President and a director of Southwest Exploration Inc., an exploration and mining company. Since October 2008, he has served as the President and director of North American Environmental Corp., a consulting company to exploration companies. From February 2007 to September 2008, he served as Manager of NPX Metals, Inc., an exploration and mining company. Since January 2005 he has served as Secretary and a director of Pinal Realty Investments Inc., a real estate development company.   Since January 11, 2011, Mr. Bleak has served as Chief Executive Officer and Director of Passport Potash, Inc.  Mr. Bleak’s qualification to serve on our Board of Directors is based on his experience in the mining industry in general.

David Lieberman, Acting Chief Financial Officer

Mr. Lieberman has been our acting Chief Financial Officer since February 1, 2010 and has been a Certified Public Account with professional experience dating back to 1970.  From January 2008 to the present, Mr. Lieberman has served as Director and CFO for Datascension, Inc., a publicly traded company with revenues in excess $20 million.  From August 2007 to December 2007, Mr. Lieberman served as a consultant to Datascension, Inc.   From October, 2006 to September, 2007 Mr. Lieberman served as Director, COO, and CFO for Dalrada Financial Corporation.  He consulted for John Goyak & Associates from December 2002 until June 30, 2003 when he accepted the position as CFO effective July 1, 2003 and resigned September 30, 2006.  John Goyak & Associates is a privately held company that provides consulting services to the aerospace industry.  Mr. Lieberman graduated from University of Cincinnati with a BBA in 1967.

Bill Allred, Director

Mr. Allred has worked as a certified public account with his own private accounting practice, Billie J. Allred, CPA, from 1979 to the present.  Mr. Allred has served as the Deputy Auditor general for the state of Arizona from 1976 to 1979 and was an audit manager in the Los Angeles and Phoenix offices of Ernst & Young from 1958 to 1968.  Mr. Allred received his Bachelor of Science Degree in Accounting from Brigham Young University in 1958 and his A.A. Degree in Business from Eastern Arizona College in 1956.  Based on the foregoing, Mr. Allred was chosen to serve as a director.

Daniel Bleak, Director

Daniel Bleak has served on the board of directors and as an officer on a number of mining, mineral exploration, and real estate companies.  He has served a director of Southwest Exploration, Inc. since 2009, as President and Director of Pinal Realty Investments, Inc. since 2006, as President and a Director of NPX Metals, Inc., a resource acquisition company, since 2006, and as President and Director of Black Mountain Mining Company since 2000.  Mr. Bleak has 30 years of experience in mineral exploration and development and has managed a broad range of exploration projects throughout North America, has discovered several producing mineral deposits, and has been instrumental in developing the current market for decorative rock and industrial materials in the southwestern U.S.  Mr. Bleak was chosen to serve as a director based on his general industry knowledge.

Jonathan Braun, Director

Mr. Braun was appointed as a director of the Company on June 14, 2011.  Mr. Braun has been a principal of Marinex Media, Inc. since he founded it in 2008 and has been the principal of Vermont Line Industries since he co-founded it in 2006.  From 2003 to 2008, Mr. Braun was the managing partner of The Badner Group and the Chief Executive Officer of Obedin Weise.  From 1998 to 2002, Mr. Braun was the Chief Executive Officer (and founder) of Medium4.com.  Mr. Braun received his M.S. from The Graduate School of Journalism at Columbia University in 1972 and his B.A. in Political Science from The City College of New York in 1971.  Mr. Braun was chosen to be a director of the Company based on his experience in corporate management.

The Company and Marinex Media, Inc. are parties to a consulting agreement pursuant to which Marinex Media, Inc. will provide certain investor and public relations services in consideration for 600,000 shares of the Company's common stock and $275,000 in cash. Mr. Braun is a principal and founder of Marinex Media, Inc.

Family Relationships

Daniel Bleak, our director, is the father of Joshua Bleak, our Chief Executive Officer and director.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Directors’ and Officers’ Liability Insurance

We have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses, which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our articles of incorporation and bylaws.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the year ended March 31, 2011.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to separate these roles.  Mr. Bleak has served as our Chief Executive Officer since the Exchange.  Randall Reneau served as Chairman from March 19, 2010 until his resignation on November 9, 2010.  We have not filled the position of Chairman since Mr. Reneau’s resignation. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it allows us to separate the strategic and oversight roles within our board structure.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Director Independence

We currently have four directors serving on our Board of Directors, Mr. Joshua Bleak, Mr. Daniel Bleak, Mr. Jonathan Braun and Mr. Bill Allred.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE AMEX, Mr. Allred and Mr. Braun would be considered independent directors of the Company.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks.  Mr. Joshua Bleak, a director and our chief executive officer works closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. The Board focuses on these key risks and interfaces with management on seeking solutions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during 2011, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11. Executive Compensation.

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the year ended March 31, 2011 and the period from inception (November 23, 2009) through March 31, 2010 to our chief executive officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). The value attributable to any Option Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders’ Equity – Common Stock Options to our consolidated fiscal year-end financial statements, a discussion of the assumptions made in the valuation of these option awards.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Joshua Bleak(3)	2010	--	-	55,000	24,000 (1)	24,000
CEO	2011	113,076	-	-	-	150,177

David Lieberman(4)	2010	-	-	13,750	15,000(2)	15,000
Acting CFO	2011	-	-	-	60,000 (2)	60,000

Julie Carter(5)	2010	-	-	-	-	-

(1) Paid to Mr. Bleak in consideration for his services as Chief Executive Officer

(2) Paid as a consulting fee pursuant to Mr. Lieberman’s consulting agreement dated February 1, 2010.

(3) Joshua Bleak was the Chief Executive Officer of Green Energy Fields, Inc. and was appointed the Chief Executive Officer and Chief Financial Officer of the Company on December 24, 2009. Mr. Bleak resigned as the Chief Financial Officer of the Company on February 1, 2010.

(4) David Lieberman was appointed acting Chief Financial Officer on February 1, 2010.

(5) Julie Carter resigned from her positions as Chief Executive Officer and Chief Financial Officer of the Company on December 24, 2009.

Named Executive Officer Compensations

On February 1, 2010, we entered into a consulting agreement with David Lieberman, pursuant to which he would serve as our acting Chief Financial Officer in consideration for $5,000 per month.

Outstanding Equity Awards At 2011 Fiscal Year-End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of March 31, 2011:

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END MARCH 31, 2011
OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)

Joshua Bleak	300,000	700,000	$0.25	April 1, 2010	700,000

David P. Lieberman	75,000	175,000	$0.25	April 1, 2010	175,000

Equity Compensation Plan Information

Our Board has adopted the 2010 Stock Incentive Plan (the “2010 Equity Plan”).  The 2010 Equity Plan reserves 7,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.

The following chart reflects the number of options or shares of restricted stock granted and the weighted average exercise price under our compensation plans as of March 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	2,810,000	0.25	4,690,000

Equity compensation plans not approved by security holders	0	0	0

Total	2,810,000	0.25	4,690,000

On April 1, 2010, shareholders representing a majority of the voting shares of the Company approved the 2010 Equity Incentive Plan (the “Plan”) and reserved 7,500,000 shares of Common stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of, and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The Plan is administered by the Compensation Committee of our Board.

Director Compensation

During fiscal year end March 31, 2011we did not pay cash compensation to our directors for service on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of August 12, 2011 regarding the beneficial ownership of our common stock based on 95,119,018  shares of common stock issued and outstanding on August 12, 2011, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Continental Resources Group, Inc., 3266 W. Galveston Drive #101, Apache Junction, AZ 85120. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of August 12, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Joshua Bleak (2)	2,525,000	2.6
David Lieberman (3)	100,000	*
Daniel Bleak (4)	3,650,000	3.8
Bill Allred (5)	30,000	*
Jonathan Braun	0	0
All directors and executive officers as a group (5 persons)	6,305,000	6.4

*    Less than 1%.

(1)
Applicable percentages are based on 95,119,018 shares outstanding as of August 12, 2011.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.  Shares of Common stock subject to options and warrants currently exercisable, or exercisable within 60 days after August 12, 2011, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(2)
Joshua Bleak is the President, Chief Executive Officer and Director of the Company. Includes 1,925,000 shares of common stock, warrants to purchase 100,000 shares of common stock with an exercise price of $0.50 per share and options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Does not include 500,000 options that have not yet vested.

(3)
David Lieberman is the Chief Financial Officer of the Company.  Includes options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  Does not include options to purchase 150,000 shares of common stock that have not yet vested.

(4)
Daniel Bleak is a Director of the Company.  Includes 3,050,000 shares of common stock, warrants to purchase 100,000 shares of common stock with an exercise price of $0.50 per share and options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  Does not include 500,000 options that have not yet vested.

(5)
Bill Allred is a Director of the Company.  Includes options to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  Does not include options to purchase 120,000 shares of common stock that have not yet vested.

Securities Authorized for Issuance Under Equity Compensation Plans

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

On December 3, 2010, in connection with the Private Placement, we sold an aggregate of $100,000 worth of units to Joshua Bleak, our Chief Executive Officer and Daniel Bleak, our director.

On December 28, 2010, we entered into a 9 month investor and public relations consulting agreement in consideration for a consulting fee of $200,000 with an affiliated company. In March 2011, this agreement was amended pursuant to which the consulting fee was amended to 600,000 shares of the Company’s common stock and a cash payment of $275,000 from $200,000. On June 14, 2011, we appointed to the board of directors, Jonathan Braun, who is the President of the affiliated consulting company.

For the fiscal year ended March 31, 2011, we incurred $21,000 in accounting fees to our director, Mr. Bill Allred.

During the fiscal year ended March 31, 2011, we paid rent of $28,000 on a facility lease by an affiliated company for which our CEO/director is the President. In April 2010, we entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space.

On March 1, 2011, in connection with a consulting agreement, we agreed to issue 4,000,000 10-year options to purchase shares of common stock at $0.25 per share to an affiliated company for which our Director, Daniel Bleak is the President, which is subject to a vesting schedule based on the recipient's continued service and advance $50,000 in cash based on the consulting agreement. On March 31, 2011, we entered into a termination agreement, whereby both parties agreed, that the Company has no obligation to pay any portion of the consulting fee of $50,000 and 4,000,000 options and that immediately upon execution of this termination agreement, the affiliated company shall return the advance of $50,000 to us.

For the fiscal year ended March 31, 2011, the Company incurred $38,000 in consulting fees to a director, Mr. Daniel Bleak.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2011 was $30,000.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended March 31, 2011 was $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended March 31, 2011 was $0.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended March 31, 2011, other than for audit fees and tax fees, was $0.

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

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

3.2	Amended and Restated Bylaws (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

3.3	Certificate of Ownership and Merger (Incorporated herein by reference to our Current Report on Form 8-K filed on June 30, 2011)

3.4	Amended and Restated Bylaws (Incorporated herein by reference to our Current Report on Form 8-K filed on June 30, 2011)

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

10.6	Consulting Agreement dated February 1, 2010 between American Energy Fields, Inc. and David Lieberman (Incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010)

10.7	Letter Agreement dated March 19, 2010 between American Energy Fields, Inc. and Randall Reneau (Incorporated herein by reference to our Current Report on Form 8-K filed on March 24, 2010)

10.8	Purchase and Royalty Agreement between Green Energy Fields, and NPX Metals, Inc. (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 20, 2010)

10.9	Letter Agreement dated October 6, 2010 between American Energy Fields, Inc. and Bill Allred (Incorporated herein by reference to our Current Report on Form 8-K filed on October 13, 2010)

10.10	Form of Note(Incorporated herein by reference to our Current Report on Form 8-K filed on December 21, 2010)

10.11	Form of Subscription Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on January 5, 2011)

10.12	Form of Warrant(Incorporated herein by reference to our Current Report on Form 8-K filed on January 5, 2011)

10.13	Form of Registration Rights Agreement(Incorporated herein by reference to our Current Report on Form 8-K filed on January 5, 2011)

10.14	Form of Subscription Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.15	Form of Warrant(Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.16	Form of Registration Rights Agreement(Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.17
Asset Purchase Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011) LLC Membership Interest Sale Agreement dated March 17, 2011 between American Energy Fields, Inc. and Prospect Uranium,

10.18	Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed on March 23, 2011)

10.19
LLC Membership Interest Sale Agreement dated March 17, 2011 between American Energy Fields, Inc., ND Energy Inc. and Gordon R. Haworth (Incorporated herein by reference to our Current Report on Form 8-K filed on March 23, 2011)

10.20	Purchase and Sale Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on June 3, 2011)

10.21	Promissory Note. *

10.22	Asset Purchase Agreement. *

10.23	Bill of Sale. *

10.24	Assignment and Assumption Agreement. *

10.25	Intellectual Property Assignment Agreement. *

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

* Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL RESOURCES GROUP, INC.

Date: August 12, 2011	By:	/s/ Joshua Bleak
Joshua Bleak President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ David P. Lieberman
David P. Lieberman
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joshua Bleak	Director, President and Chief Executive Officer	August 12, 2011
Joshua Bleak	(Principal Executive Officer)

/s/ David P. Lieberman	Acting Chief Financial Officer	August 12, 2011
David P. Lieberman	(Principal Financial Officer and
Principal Accounting Officer)

/ s/ Daniel Bleak	Director	August 12, 2011
Daniel Bleak

/ s/ Bill Allred	Director	August 12, 2011
Bill Allred

/ s/ Jonathan Braun	Director	August 12, 2011
Jonathan Braun

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement dated as of December 24, 2009, by and among American Energy Fields, Inc., Green Energy Fields, Inc. and the shareholders of Green Energy Fields, Inc. (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 29, 2009)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

3.2	Amended and Restated Bylaws (Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 24, 2009)

3.3	Certificate of Ownership and Merger (Incorporated herein by reference to our Current Report on Form 8-K filed on June 30, 2011)

3.4	Amended and Restated Bylaws (Incorporated herein by reference to our Current Report on Form 8-K filed on June 30, 2011)

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

10.6	Consulting Agreement dated February 1, 2010 between American Energy Fields, Inc. and David Lieberman (Incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010)

10.7	Letter Agreement dated March 19, 2010 between American Energy Fields, Inc. and Randall Reneau (Incorporated herein by reference to our Current Report on Form 8-K filed on March 24, 2010)

10.8	Purchase and Royalty Agreement between Green Energy Fields, and NPX Metals, Inc. (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 20, 2010)

10.9	Letter Agreement dated October 6, 2010 between American Energy Fields, Inc. and Bill Allred (Incorporated herein by reference to our Current Report on Form 8-K filed on October 13, 2010)

10.10	Form of Note(Incorporated herein by reference to our Current Report on Form 8-K filed on December 21, 2010)

10.11	Form of Subscription Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on January 5, 2011)

10.12	Form of Warrant(Incorporated herein by reference to our Current Report on Form 8-K filed on January 5, 2011)

10.13	Form of Registration Rights Agreement(Incorporated herein by reference to our Current Report on Form 8-K filed on January 5, 2011)

10.14	Form of Subscription Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.15	Form of Warrant(Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.16	Form of Registration Rights Agreement(Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.17
Asset Purchase Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on February 23, 2011) LLC Membership Interest Sale Agreement dated March 17, 2011 between American Energy Fields, Inc. and Prospect Uranium,

10.18	Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed on March 23, 2011)

10.19
LLC Membership Interest Sale Agreement dated March 17, 2011 between American Energy Fields, Inc., ND Energy Inc. and Gordon R. Haworth (Incorporated herein by reference to our Current Report on Form 8-K filed on March 23, 2011)

10.20	Purchase and Sale Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on June 3, 2011)

10.21	Promissory Note. *

10.22	Asset Purchase Agreement. *

10.23	Bill of Sale. *

10.24	Assignment and Assumption Agreement. *

10.25	Intellectual Property Assignment Agreement. *

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

* Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2011.