Form 10-Q
period 2011-06-30
Continental Resources Group, Inc.
filed 2011-08-22
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 95,119,018 shares as of August 22, 2011

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(UNAUDITED)

ASSETS

Current assets:
Cash	$13,275,207	$14,383,452
Prepaid expenses - current portion	2,315,911	3,280,863
Deposit	50,000	50,000

Total current assets	15,641,118	17,714,315

Other assets:
Prepaid expenses - long term portion	42,742	45,234
Property and equipment, net	41,137	31,728
Mining rights	-	-

Total Assets	$15,724,997	$17,791,277

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$200,989	$165,648
Note payable	50,000	50,000
Total liabilities	250,989	215,648

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 94,869,018 issued and outstanding
at June 30, 2011 and 93,519,018 issued and
outstanding at March 31, 2011	9,487	9,352
Additional paid-in capital	25,527,709	24,267,544
Common stock, $.0001 par value, 250,000 shares to
be issued at June 30, 2011 and 850,000 shares to
be issued at March 31, 2011	211,000	955,000
Accumulated deficit	(10,260,255)	(7,643,273)
Total Continental Resources Group, Inc. deficit	15,487,941	17,588,623

Non-controlling interest in subsidiary	(13,933)	(12,994)
Total stockholders' equity	15,474,008	17,575,629

Total liabilities and stockholders' equity	$15,724,997	$17,791,277

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	ENDED	NOVEMBER 23, 2009 TO
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$-	$-	$-

Expenses
Exploration costs	22,371	26,693	246,466
Impairment of mining rights	15,000	-	459,200
Impairment of goodwill	-	-	3,065,014
Depreciation	3,312	1,325	10,250
Compensation and related taxes	202,575	90,976	837,574
Professional and consulting	2,095,907	100,620	4,994,986
General and administrative	285,506	101,922	1,322,886
Total operating expenses	2,624,671	321,536	10,936,376

Loss from operations	(2,624,671)	(321,536)	(10,936,376)

Other income (expenses)
Interest expense	(1,500)	-	(85,923)
Interest income	8,250	719	13,646
Total other income (expenses)	6,750	719	(72,277)

Net loss	$(2,617,921)	$(320,817)	$(11,008,653)

Less: Net loss attributable to non-controlling interest	939	-	748,398

Net loss attributable to Continental Resources Group, Inc.	$(2,616,982)	$(320,817)	$(10,260,255)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.03)	$(0.01)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	94,737,351	50,528,255	60,548,162

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	ENDED	NOVEMBER 23, 2009 TO
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:
Net loss attributable to Continental Resources Group, Inc.	$(2,616,982)	$(320,817)	$(10,260,255)
Adjustments to reconcile net loss attributable to Continental Resources
Group, Inc. to net cash used in operating activities:
Depreciation	3,312	1,325	10,250
Amortization of prepaid expenses	367,053	-	367,053
Stock based compensation on options granted	73,800	-	310,400
Amortization of prepaid expense in connection
with the issuance of warrants issued for prepaid services	739,809	-	1,233,015
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	656,083	-	904,083
Consulting fees paid by issuance of common stock	-	-	36,000
Common stock issued for directors' compensation	-	-	49,000
Impairment of goodwill	-	-	3,065,014
Non-controlling interest	(939)	-	(748,398)
Amortization of debt discount	-	-	76,000
Common stock issued for services	-	-	1,400,000
Impairment of mining rights	15,000	-	459,200

Changes in operating assets and liabilities
(Increase) in accounts receivable	-	(7,000)	-
(Increase) decrease in prepaid expenses - current portion	(353,001)	18,000	(908,471)
(Increase) in deposits	-	-	(50,000)
Decrease in prepaid expenses - long term portion	-	-	417
Increase in accounts payable & liabilities	35,341	529	150,732

Net cash used in operating activities	(1,080,524)	(307,963)	(3,905,960)

Cash flows from investing activities:
Acquisition of mining rights	(15,000)	(65,000)	(289,200)
Acquisition of Secure Energy LLC (cash portion)	-	-	(59,959)
Purchase of office equipment and vehicle	(12,721)	(19,330)	(51,387)
Net cash used in investing activities	(27,721)	(84,330)	(400,546)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	-	100,000
Payment of convertible promissory note	-	-	(50,000)
Proceeds from sale of common stock, net of issuance cost	-	-	17,531,713
Net cash provided by financing activities	-	-	17,581,713

Net increase in cash	(1,108,245)	(392,293)	13,275,207

Cash at beginning of year	14,383,452	962,392	-

Cash at end of period	$13,275,207	$570,099	$13,275,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$2,250
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$-	$-	$41,000
Debt discount in connection with the conversion
of convertible promissory notes into a qualified financing	$-	$-	$35,000
Issuance of common stock for conversion
of convertible promissory notes and accrued interest	$-	$-	$50,416
Stock warrants issued for prepaid services	$-	$-	$2,712,632
Issuance of common stock in connection with the
acquisition of Secure Energy, LLC	$-	$-	$2,960,000
Assumption of note payable in connection with the
acquisition of Secure Energy, LLC	$-	$-	$50,000
Common stock to be issued for prepaid services	$-	$-	$744,000
Issuance of common stock for purchase
of mining rights	$-	$-	$170,000

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The unaudited consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the March 31, 2011 Form 10-K filed with the SEC, including the audited consolidated financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Continental Resources Group, Inc. of $2,616,982 for the three months ended June 30, 2011 and cumulative net losses of $10,260,255 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its subsidiaries. The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of   75.68% (24.32% is owned by non-controlling interests) as of June 30, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2011, the Company recorded a deficit non-controlling interest balance of $13,933 in connection with our majority-owned subsidiary, Secure Energy LLC as reflected in the accompanying consolidated balance sheets.

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

RECLASSIFICATION

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on the reported net loss.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the three months ended June 30, 2011, the Company has reached bank balances exceeding the FDIC insurance limit by approximately $9,219,000. The Company has not incurred any losses on bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended June 30, 2011, the Company incurred exploration cost of $22,371.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued liabilities approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of the convertible promissory note at June 30, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from Inception November 23, 2009 to June 30, 2011
Numerator: Net loss attributable to Continental Resources Group, Inc.	$(2,616,982)	$(320,817)	$(10,260,255)
Denominator:
Denominator for basic loss per share (weighted-average shares)	94,737,351	50,528,255	60,548,162
Denominator for dilutive loss per share (weighted-average shares)	149,506,100	55,928,255	115,316,911
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.17)

The following sets forth the computation of weighted-average common shares outstanding basic and diluted:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from Inception November 23, 2009 to June 30, 2011
Weighted-average common shares outstanding (Basic)	94,737,351	50,528,255	60,548,162

Equivalents
Stock options	2,810,000	750,000	2,810,000
Warrants	51,958,749	4,650,000	51,958,749
Weighted-average common shares outstanding (Diluted)	149,506,100	55,928,255	115,316,911

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the year ended March 31, 2011, the Company recorded impairment of mining rights of $444,200. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Such cost were impaired during the year ended March 31, 2011as the associated mining properties do not currently have any identified proven and probable reserves. Additionally, the Company recorded impairment charges of $15,000 during the three months ended June 30, 2011.

STOCK BASED COMPENSATION

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PREPAID EXPENSES

Prepaid expenses – current portion of $2,315,911 and $3,280,863 at June 30, 2011 and March 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash, common stocks and warrants) of public relation services, consulting and business advisory services and prepaid mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $42,742 and $45,234 at June 30, 2011 and March 31, 2011, respectively, consist primarily of costs paid for future mineral lease payments after one year.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of:

	Estimated Life	June 30, 2011 (Unaudited)	March 31, 2011
Office equipment	7 years	$5,760	$2,330
Machinery and equipment	5 years	13,530	4,239
Vehicle	3 years	32,097	32,097
Total		51,377	38,666
Less accumulated depreciation		10,250	6,938
		$41,137	$31,728

Depreciation expense for the three months ended June 30, 2011 and 2010 was $3,312 and $1,325, respectively.

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

On April 26, 2010, the Company acquired a 100% interest (minus a 3% net smelter royalty interest) in 86 unpatented lode mining claims, located in Mohave county, Arizona for $65,000 in cash and 200,000 shares of common stock.

To maintain the Artillery Peak mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to Mohave County where the claims are located.

The Artillery Peak Property is subject to an agreement to pay a net smelter return royalty interest of 3%. To date, there has been no production on the Property, and no royalties are owed. The claims are not subject to any other royalties or encumbrances.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 - MINERAL CLAIMS (continued)

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 - MINERAL CLAIMS (continued)

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

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of June 30, 2011, the Company had conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling of geophysical surveys.  The Company plans to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible old drill holes in prospective areas will e re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  As of June 30, 2011the water source had not yet been determined.

As of June 30, 2011, an exploration timetable and budget had not yet been developed and there were no current detailed plans to conduct exploration on the property.

As of June 30, 2011, the Company did not have a sample collection.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 - MINERAL CLAIMS (continued)

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

As of June 30, 2011, the Company was still in the process of assessing the Blythe Property.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 - MINERAL CLAIMS (continued)

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 - MINERAL CLAIMS (continued)

ABSAROKA STONE

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

The Absaroka Property does not currently have any reserves.  All activities undertaken and currently proposed at the Absaroka Property are exploratory in nature.

NOTE 5 – NOTE PAYABLE

Note Payable

On March 17, 2011, in connection with the execution of Membership Interests Sale Agreements of Secure Energy, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 2). As of June 30, 2011, the Company accrued interest of $9,500.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – NOTE PAYABLE (continued)

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

As of June 30, 2011, convertible promissory notes including accrued interest amounted to $0.

NOTE 6 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 94,869,018 shares issued and outstanding.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

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

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant of $41,000(see Note 5). As of June 30, 2011, these shares have not been issued. These shares were issued in August 2011.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

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

On December 28, 2010, the Company and an affiliated consulting company entered into a 9 month investor and public relations consulting agreement in consideration for a consulting fee of $200,000. In March 2011, this agreement was amended pursuant to which the consulting fee was amended to 600,000 shares of the Company’s common stock and a cash payment of $275,000 from $200,000. On June 14, 2011, the Company appointed to the board of directors of the Company, Jonathan Braun, who is the President of the affiliated consulting company. The Company valued these common shares at the fair market value on the date of grant at $1.24 per share or $744,000. The Company has recognized stock based consulting expense of $248,000 during fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $248,000 and prepaid expense of $248,000 in connection with the 600,000 shares during the three months ended June 30, 2011. These shares were issued in April 2011.

On April 8, 2011, the Company entered into a 90 day consulting agreement whereby the Company agreed to issue 750,000 shares of its common stock in consideration for certain services related to investor relations. The Company valued these common shares at the fair market value on the date of grant at $0.59 per share or $442,500. The Company recognized stock based consulting expense of $408,083 and prepaid expense of $34,417 during the three months ended June 30, 2011.

As of June 30, 2011, the Company had 94,869,018 shares of common stock issued and outstanding and 250,000 shares of common stock to be issued.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

For the three months ended June 30, 2011, the Company recorded stock-based compensation expense of $46,800. At June 30, 2011, there was $268,850 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the 2010 Plan.

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

For the three months ended June 30, 2011, the Company recorded stock-based consulting expense of $27,000 on options granted.

During the three months ended June 30, 2011, 375,000 options were forfeited in accordance with the termination of employee and consultant relationships. A summary of the stock options as of June 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at June 30, 2010	3,185,000	$0.25	9.50
Granted	-	-	-
Exercised	-	-	-
Forfeited	(375,000)	-	-
Balance outstanding at June 30, 2011	2,810,000	$0.25	9.25

Options vested and exercisable at June 30, 2011	1,082,000	$0.25
Weighted average fair value of options granted during the period		$-

Stock options outstanding at June 30, 2011as disclosed in the above table have no intrinsic value due to the exercise price is higher than the trading price of the Company’s common stock.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to a consultant in connection with an 11 month consulting agreement. The 4,000,000 warrants were valued on the grant date at approximately $0.68 per warrant or a total of approximately $2,713,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.69 per share, volatility of 206% (estimated using volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 2.02%. The Company has recognized stock based consulting expense of $493,206 during the fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $739,809 and prepaid expense of $1,479,617 during the three months ended June 30, 2011.

A summary of the status of the Company's outstanding stock warrants as of June 30, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2011	51,958,749	$0.49
Granted	-	-
Exercised/Forfeited	-	-
Balance at June 30, 2011	51,958,749	$0.49

Warrants exercisable at June 30, 2011	51,958,749	$0.49
Weighted average fair value of options granted during the three months ended June 30, 2011		$-

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

The following table summarizes information about stock warrants outstanding at June 30, 2011:

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.40	4,650,000	0.50 Year	$0.40
0.50	47,308,749	4.64 Years	0.50
	51,958,749		$0.49

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

During the fiscal year ended March 31, 2011, the Company recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 - ACQUISITION OF SECURE ENERGY LLC (continued)

Unaudited pro forma results of operations data as if the Company and Secure Energy had occurred are as follows:

	The Company and Secure Energy for the three months ended June 30, 2011	The Company and Secure Energy for the three months ended June 30, 2010	The Company and Secure Energy from November 23, 2009 (Inception date) to June 30, 2011
Pro forma revenues	$-	$-	$-
Pro forma loss from operations	(2,623,732)	(323,081)	(10,967,159)
Pro forma net loss	(2,616,982)	(322,362)	(11,039,436)
Pro forma loss per share	$(0.03)	$(0.01)	$(0.18)
Pro forma diluted loss per share	$(0.03)	$(0.01)	$(0.18)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

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

During the three months ended June 30, 2011, the Company paid rent of $7,500 on a facility lease by an affiliated company for which our CEO/director, is the President.   In April 2010, the Company entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space.

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

For the three months ended June 30, 2011, the Company incurred $9,000 in accounting fees to a director of the Company, Bill Allred, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

For the three months ended June 30, 2011, the Company incurred $30,000 in consulting fees to a director of the Company, Danny Bleak, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

On March 1, 2011, in connection with a consulting agreement, the Company agreed to issue 4,000,000 10-year options to purchase shares of common stock to an affiliated company for which our Director, Daniel Bleak is the President, and advance $50,000 in cash based on the consulting agreement. On March 31, 2011, the Company entered into a termination agreement, whereby both parties agreed, that the Company has no obligation to pay any portion of the consulting fee of $50,000 and 4,000,000 options and that immediately upon execution of this termination agreement, the affiliated company shall return the advance of $50,000 to the Company.

NOTE 9 – COMMITMENTS

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 10 – SUBSEQUENT EVENTS

As of June 30, 2011, the Company had 250,000 shares of common stock to be issued. These shares were issued between July 2011 and August 2011.

On July 22, 2011, the Company, Sagebrush Gold Ltd (“Sage”) and Continental Resources Acquisition Sub, Inc., Sage’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement (the “Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Sage’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Sage shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sage’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Sage’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Sage shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Sage’s common stock issuable under Sage’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Sage’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options shall be determined and certified by an officer of Sage.  Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.  As of August 22, 2011, the Shares discussed above have not been issued.

Under the terms of the Agreement, Sage purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) as defined in the agreement.  The acquired assets include approximately $13 million of cash.

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate.  The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company.  The Company is expected to liquidate on or prior to July 1, 2012.  Sage has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Sage its audited financial statements for the three months ended June 30, 2011.  The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  Sage agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale.  Sage has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Sage fails to file or is unable to cause the registration statement to be declared effective.

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

On December 24, 2009, we entered into the Exchange with Green Energy and the shareholders of Green Energy, which caused Green Energy to become our wholly-owned subsidiary. Green Energy was formed on November 23, 2009.

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

On April 26, 2010, we acquired a 100% interest (minus a 3% net smelter royalty interest) in 86 unpatented lode mining claims, located in Mohave County, Arizona, known as the Artillery Peak Property.  The Artillery Peak Property lies within the Date Creek Basin, which is a region well known for significant uranium occurrence.  A number of companies performed exploration drilling at the Artillery Peak Property in the 1950s through 1970s, and most recently in 2007, indicating substantial uranium mineralization and identifying targets for future exploration.  The uranium anomalies are found primarily within the Artillery Peak Formation, a lacustrine sandstone rock unit.

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

Recent Developments

On July 22, 2011, the Company, Sagebrush Gold Ltd (“Sage”) and Continental Resources Acquisition Sub, Inc., Sage’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Sage’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Sage shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sage’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Sage’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Sage shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Sage’s common stock issuable under Sage’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Sage’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options shall be determined and certified by an officer of Sage.  Upon the closing of the Asset Sale, Acquisition Sub assumed certain liabilities of the Company.  The Asset Sale is intended to be tax-free for federal income tax purposes and constitutes a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

RESULTS OF OPERATIONS

Our business began on November 23, 2009. We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,624,671 for the three months ended June 30, 2011 as compared to $321,536 for the three months ended June 30, 2010.  The overall increase of $2,303,135 in operating expenses is primarily attributable to the fact that we were in our early stages of our operations during the prior period. These expenses primarily consisted of general expenses, compensation, consulting and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission. The operating expenses consisted of the following:

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
Exploration costs	$22,371	$26,693
Professional fees	95,657	18,503
Advertising and marketing	20,673	14,405
Compensation expense and related taxes	202,575	90,976
Consulting fees	2,000,250	82,117
Rent	7,500	17,848
Travel and related expenses	75,244	9,444
Other general and administrative	200,401	61,550
Total	$2,624,671	$321,536

•
Explorations costs:  For the three months ended June 30, 2011, exploration costs were $22,371, a decrease of $4,322, which includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage.

•
Professional fees: For the three months ended June 30, 2011, professional fees were $95,657 which includes fees incurred for audits and legal fees related to public company filing requirements compared to $18,503 for the three months ended June 30, 2010. The overall increase of $77,154 in professional fees is primarily attributable to an increase in legal fees related to public company filing requirements  and  due to the fact that we were in our early stages of our operations during the prior period. Additionally, we paid management fee of $15,000 in June 2011 to MJI Resource Management Corp. for the purpose of performing management, operations, legal, accounting, and resource location services.

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three months ended June 30, 2011, compensation expense and related taxes were $202,575 which includes the recognition of stock-based compensation expense of $46,800 which is attributable to stock options granted to our officers and employees compared to $90,976 for the three months ended June 30, 2010. The overall increase in compensation of $111,599 is primarily attributable to the increase in full time employees and due to the fact that we were in our early stages of our operations during the prior period.

•
Consulting fees: For the three months ended June 30, 2011, we incurred consulting fees of $2,000,250, which were primarily attributable to the issuance of our common stock and stock warrants for services rendered to consultants for investor relations and advisory services of $1,395,892 and stock-based compensation expense of $27,000 which is attributable to stock options granted to consultants.   For the three months ended June 30, 2010, we incurred consulting fees of $82,117.  The overall increase in consulting fees of $1,918,133 is primarily attributable to the amortization of cash prepayments of $364,561 in connection with consulting and investor relation agreements which were amortized over the term of its respective agreements.

•
Rent: For the three months ended June 30, 2011, we incurred rent of $7,500, which were primarily attributable to rental fees of our principal executive offices in Apache Junction, Arizona. For the three months ended June 30, 2010, we incurred rent of $17,848.  The decrease in rent expense of $10,348 is primarily attributable to a previous office space we rented in California during the three months ended June 30, 2010.

•
Travel and related expenses: Travel expenses increased to $75,244 during the three months period June 30, 2011 from $9,444 during the three months ended June 30, 2010, due to increased conference campaign and business development related travel. Additionally, the overall increase in travel is primarily attributable to the fact that we were in our early stages of our operations during the prior period.

•
Other general and administrative expenses: For the three months ended June 30, 2011 other general and administrative expenses were $200,401 which includes postage, general insurance, automobile, office supplies, utilities and office expenses. For the three months ended June 30, 2010, other general and administrative expenses were $61,550. The overall increase in general and administrative expenses of $138,851 is primarily attributable due to an increase in operations.

Loss from operations

We reported a loss from operations of $2,624,671 for the three months ended June 30, 2011 as compared to a loss from operations of $321,536 for the three months ended June 30, 2010.

Other Income (Expenses)

Total other (expense) income was $6,750 and $719 for the three months ended June 30, 2011 and 2010, respectively and is primarily attributable to interest income of $8,250 in connection with bank balance of our savings account.

Net loss

We reported a net loss attributable to Continental Resources Group, Inc. of $2,617,921 for the three months ended June 30, 2011, as compared to $320,817 for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2011, we had a cash balance of $13,275,207 and working capital of $15,390,129. We have been funding our operations though the issuance of notes payable and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock for operating capital purposes.  Our balance sheet at June 30, 2011 reflects note payable amounting to $50,000, which bears interest at 12% per annum.

Our consolidated financial statements from inception (November 23, 2009) through the three months ended June 30, 2011 reported no revenues which is not sufficient to fund our operating expenses. At June 30, 2011, we had a cash balance of $13,275,207 and working capital of $15,390,129.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than our current working capital, we presently have no other alternative source of working capital. We do not have revenues to support our daily operations. We have raised significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2011.  We have met our liquidity and capital requirements for up to 12 months primarily through the private placement of equity securities that occurred between December 2010 and March 2011.

Operating activities

Net cash flows used in operating activities for the for the three months ended June 30, 2011 amounted to $1,080,524 and was primarily attributable to our net loss of $2,616,982, offset by depreciation of $3,312, amortization of prepaid services of $1,762,945, stock-based compensation of $73,800, impairment of mining rights of $15,000 and add back total changes in assets and liabilities of $317,660 and non-controlling interest of $939. This change in assets and liabilities is primarily attributable to an increase in prepaid expenses of $353,001.

Net cash flows used in operating activities for the for the three months ended June 30, 2010 amounted to $307,963 and was primarily attributable to our net loss of $320,817, offset by depreciation of $1,325, and total changes in assets and liabilities of $11,529.

Investing activities

Net cash used in investing activities for the three months ended June 30, 2011 was $27,721 and represented an acquisition of mining rights of $15,000 and the purchase of property and equipment of $12,721.

Net cash used in investing activities for the three months ended June 30, 2010 was $84,330 and represented an acquisition of mining rights of $65,000 and the purchase of property and equipment of $19,330.

Financing activities

Net cash flows provided by financing activities was $0 for both the three months ended June 30, 2011 and 2010.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

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

With respect to the quarterly period ended June 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2011. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 8, 2011, we issued an aggregate of 750,000 shares of our common stock to a consultant in consideration for services pursuant to a consulting agreement.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Dated: August 22, 2011	Continental Resources Group, Inc. By: /s/ Joshua Bleak

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