Form 10-Q
period 2011-09-30
Continental Resources Group, Inc.
filed 2011-11-18
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 95,119,018 shares as of November 17, 2011

EXPLANATORY NOTE

On July 22, 2011, Continental Resources Group, Inc. (the “Company”) sold substantially all of its assets to Sagebrush Gold Ltd (“Sagebrush”) and Continental Resources Acquisition Sub, Inc., Sagebrush’s wholly owned subsidiary, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”). Among other consideration tendered for the sale of the Company’s Assets, Sagebrush issued 76,095,214 shares of its common stock to the Company, to be subsequently issued to the Company’s shareholders  pursuant to the Asset Purchase Agreement, which constitutes the Company’s plan of liquidation.  The 76,095,214 shares issued to the Company accounted for approximately 67% of the total issued and outstanding stocks of Sagebrush as of July 22, 2011 and the Company became the parent company of Sagebrush. As of September 30, 2011, the Company holds 62.84% of interest in Sagebrush. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Sagebrush and its subsidiaries, as of September 30, 2011.  Unless specifically set forth to the contrary, “Continental”, the “Company”, “Sagebrush”, “we”, “us”, “our”, and similar terms refer to Continental Resources Group, Inc., a Delaware corporation, and its subsidiary (Sagebrush Gold and its subsidiaries).

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(UNAUDITED)

ASSETS

Current assets:
Cash	$1,543,103	$14,383,452
Restricted cash	4,122,701	-
Marketable securities available for sale	150,000	-
Note receivable	500,000	-
Other receivables	29,258	-
Prepaid expenses - current portion	1,115,949	3,280,863
Deferred financing cost	245,015	-
Deposit - current portion	-	50,000
Assets of discontinued operations - current portion	123,250	-

Total current assets	7,829,276	17,714,315

Other assets:
Prepaid expenses - long term portion	40,250	45,234
Property and equipment, net	9,460,988	31,728
Mining rights	2,000	-
Goodwill	7,647,997	-
Reclamation bond deposit	4,557,629	-
Deposit - long term portion	51,000	-
Assets of discontinued operations - long term portion	8,509	-

Total Assets	$29,597,649	$17,791,277

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,471,439	$165,648
Senior convertible promissory note, net of debt discount	266,667	-
Convertible promissory notes, net of debt discount	457,771	-
Convertible promissory note - related party, net of debt discount	66,027	-
Note payable, net of debt discount	391,735	50,000
Note payable - related party, net of debt discount	391,735	-
Derivative liability	11,510,601	-
Liabilities of discontinued operation	16,253	-
Total liabilities	18,572,228	215,648

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 95,119,018 issued and outstanding
at September 30, 2011 and 93,519,018 issued and
outstanding at March 31, 2011	9,512	9,352
Additional paid-in capital	32,183,579	24,267,544
Common stock, $.0001 par value, none to
be issued at September 30, 2011 and 850,000 shares to
be issued at March 31, 2011	-	955,000
Accumulated deficit	(24,686,759)	(7,643,273)
Accumulated other comprehensive income - investment in marketable securities	50,000	-
Accumulated other comprehensive loss - cumulative foreign currency translation adjustment	(317)	-
Total Continental Resources Group, Inc. deficit	7,556,015	17,588,623

Non-controlling interest in subsidiary	3,469,406	(12,994)
Total stockholders' equity	11,025,421	17,575,629

Total liabilities and stockholders' equity	$29,597,649	$17,791,277

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED	FOR THE SIX MONTHS ENDED	FOR THE SIX MONTHS ENDED	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$-	$-	$-	$-	$-

Expenses
Exploration costs	926,994	96,475	949,365	123,168	1,173,460
Impairment of mining rights	-	-	15,000	-	459,200
Impairment of goodwill	-	-	-	-	3,065,014
Depreciation	94,328	1,326	97,640	2,651	104,578
Compensation and related taxes	570,667	103,250	773,242	194,226	1,408,241
Professional and consulting	4,288,926	1,521,943	6,384,833	1,622,563	9,283,912
General and administrative	191,203	110,795	476,709	212,717	1,514,089
Total operating expenses	6,072,118	1,833,789	8,696,789	2,155,325	17,008,494

Operating loss from continuing operations	(6,072,118)	(1,833,789)	(8,696,789)	(2,155,325)	(17,008,494)

Other income (expenses)
Interest expense	(1,665,933)	-	(1,667,433)	-	(1,751,856)
Derivative expense	(5,198,206)	-	(5,198,206)	-	(5,198,206)
Change in fair value of derivative liability	1,687,605	-	1,687,605	-	1,687,605
Settlement expense	(4,761,500)	-	(4,761,500)	-	(4,761,500)
Interest income	5,556	229	13,806	948	19,202
Total other income (expenses)	(9,932,478)	229	(9,925,728)	948	(10,004,755)

Loss from continuing operations before provision for income taxes	(16,004,596)	(1,833,560)	(18,622,517)	(2,154,377)	(27,013,249)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(16,004,596)	(1,833,560)	(18,622,517)	(2,154,377)	(27,013,249)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(986,565)	-	(986,565)	-	(986,565)

Net loss	(16,991,161)	(1,833,560)	(19,609,082)	(2,154,377)	(27,999,814)

Less: Net loss attributable to non-controlling interest	5,849,053	-	5,849,992	-	6,597,451

Net loss attributable to Continental Resources Group, Inc.	(11,142,108)	(1,833,560)	(13,759,090)	(2,154,377)	(21,402,363)

Subsidiary's deemed preferred stock dividends	(3,284,396)	-	(3,284,396)	-	(3,284,396)

Net loss available to common stockholders	$(14,426,504)	$(1,833,560)	$(17,043,486)	$(2,154,377)	$(24,686,759)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.17)	$(0.04)	$(0.20)	$(0.04)	$(0.41)
Loss from discontinued operations	$(0.01)	$-	$(0.01)	$-	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	95,055,831	50,699,448	94,897,315	50,614,318	65,244,196

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED	FOR THE SIX MONTHS ENDED	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:
Net loss attributable to Continental Resources Group, Inc.	$(13,759,090)	$(2,154,377)	$(21,402,363)
Adjustments to reconcile net loss attributable to Continental Resources
Group, Inc. to net cash used in operating activities:
Depreciation	97,640	2,651	104,578
Amortization of prepaid expenses	733,813	-	733,813
Amortization of prepaid expense in connection
with the issuance of warrants issued for prepaid services	1,479,618	-	1,972,824
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	938,500	-	1,186,500
Amortization of debt discounts and deferred financing cost	1,521,625	-	1,521,625
Stock based compensation on options granted	1,627,907	-	1,864,507
Consulting fees paid by issuance of common stock	-	-	36,000
Common stock issued for directors' compensation	-	-	49,000
Impairment of goodwill	-	-	3,065,014
Non-controlling interest	(5,849,992)	-	(6,597,451)
Amortization of debt discount	-	-	76,000
Common stock issued for services	-	1,400,000	1,400,000
Settlement expense	4,761,500	-	4,761,500
Gain from disposal of discontinued operations	(1,033,230)	-	(1,033,230)
Derivative expense	5,198,206	-	5,198,206
Change in fair value of derivative liability	(1,687,605)	-	(1,687,605)
Impairment of mining rights	15,000	-	459,200

Changes in operating assets and liabilities
(Increase) in restricted cash	(4,122,701)	-	(4,122,701)
(Increase) in other receivable	(3,333)	-	(3,333)
(Increase) decrease in prepaid expenses - current portion	48,441	18,000	(507,029)
Decrease in assets of discontinued operations - current portion	2,024,646	-	2,024,646
(Increase) decrease in deposits - current portion	50,000	(15,097)	-
Decrease in prepaid expenses - long term portion	-	-	417
(Increase) in deposits - long term portion	-	-	-
Decrease in assets of discontinued operations - long term portion	2,094	-	2,094
Increase (decrease) in accounts payable and accrued liabilities	235,571	(3,058)	350,962
Increase in liabilities of discontinued operation	1,148,949	-	1,148,949

Net cash used in operating activities	(6,572,441)	(751,881)	(9,397,877)

Cash flows from investing activities:
Acquisition of mining rights	(15,000)	(65,000)	(289,200)
Investment in marketable securities available for sale	(100,000)	-	(100,000)
Increase in reclamation bond deposit	(1,715,629)	-	(1,715,629)
Cash used in acquisition of Gold Acquisition	(12,000,000)	-	(12,000,000)
Cash and restricted cash acquired in connection with the asset
purchase agreement entered into with a majority owned subsidiary	4,230,435	-	4,230,435
Acquisition of Secure Energy LLC (cash portion)	-	-	(59,959)
Purchase of office equipment and vehicle	(18,897)	(19,330)	(57,563)
Net cash used in investing activities	(9,619,091)	(84,330)	(9,991,916)

Cash flows from financing activities:
Proceeds from convertible promissory notes	1,715,604	-	1,815,604
Payments on note payable	(3,326,500)	-	(3,326,500)
Payment of convertible promissory note	-	-	(50,000)
Proceeds from sale of subsidiary's preferred stock	3,284,396	-	3,284,396
Proceeds from sale of subsidiary's common stock	1,678,000	-	1,678,000
Proceeds from sale of common stock, net of issuance cost	-	-	17,531,713
Net cash provided by financing activities	3,351,500	-	20,933,213

EFFECT OF EXCHANGE RATE ON CASH	(317)	-	(317)

Net increase in cash	(12,840,349)	(836,211)	1,543,103

Cash at beginning of year	14,383,452	962,392	-

Cash at end of period	$1,543,103	$126,181	$1,543,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$2,250
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$1,715,604	$-	$1,756,604
Debt discount in connection with the conversion
of convertible promissory notes into a qualified financing	$-	$-	$35,000
Issuance of common stock for conversion
of convertible promissory notes and accrued interest	$-	$-	$50,416
Stock warrants issued for prepaid services	$-	$-	$2,712,632
Issuance of common stock in connection with the
acquisition of Secure Energy, LLC	$-	$-	$2,960,000
Assumption of note payable in connection with the
acquisition of Secure Energy, LLC	$-	$-	$50,000
Common stock to be issued for prepaid services	$-	$-	$744,000
Issuance of common stock for purchase
of mining rights	$-	$-	$170,000
Subsidiary's preferred stock deemed dividend	$3,284,396	$-	$3,284,396
Issuance of a note payable in connection with the acquisition of business	$8,000,000	$-	$8,000,000
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$2,842,000	$-	$2,842,000
Purchase of property and equipment of Gold Acquisition upon acquisition	$9,508,003	$-	$9,508,003
Purchase of mining rights of Gold Acquisition upon acquisition	$2,000	$-	$2,000
Value of Goodwill upon acquisition of Gold Acquisition	$7,647,997	$-	$7,647,997

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

The Company is now primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.  Our target properties are those that have been the subject of historical exploration.  The Company acquired State Leases and federal unpatented mining claims in the states of Arizona and California for the purpose of exploration and potential development of uranium minerals on a total of approximately 7,200 acres.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On July 22, 2011, the Company, Sagebrush Gold Ltd (“Sagebrush”) and Continental Resources Acquisition Sub, Inc., Sagebrush’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement (the “Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Sagebrush’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Sagebrush shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sagebrush’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Sagebrush’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Sagebrush shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Sagebrush’s common stock issuable under Sagebrush’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Sagebrush’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  Under the terms of the Agreement, Sagebrush purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.  After giving effect to the foregoing, Sagebrush issued 76,095,214 shares of its Common Stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Sagebrush’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Sagebrush as of July 22, 2011 and the Company became the parent company of Sagebrush. As of September 30, 2011, the Company holds 62.84% of interest in Sagebrush. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Sagebrush and its subsidiaries, as of September 30, 2011.

 On August 30, 2011, the Company, through Sagebrush’s wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood” and collectively with Platinum, the “Sellers”).

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Continental Resources Group, Inc. of $13,759,090 for the six months ended September 30, 2011 and cumulative net losses of approximately $24.7 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its subsidiary. The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Sagebrush (62.84% controlling interest), as of September 30, 2011. In connection with the asset purchase agreement with Sagebrush, the Company included the operating results of Sagebrush beginning July 22, 2011 in the accompanying statements of operations for the six months ended September 30, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2011, the Company recorded a deficit non-controlling interest balance of $1,376 in connection with our majority-owned subsidiary, Sagebrush as reflected in the accompanying consolidated balance sheets.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, derivative liability, and debt discount, valuation of goodwill, and common stock issued for services. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on the reported net loss.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not incurred any losses on bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

MARKETABLE SECURITIES

Marketable securities that the Company invests in publicly traded equity securities are generally restricted for sale under Federal securities laws. Our policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, we are unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the security was liquidated.

The Company performs an analysis of the marketable securities at least on an annual basis to determine if any of these securities have become other than temporarily impaired. Unrealized gains or losses on marketable securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. If we determine that the decline in fair value is other than temporary we recognize the amount of the impairment as a realized loss into our current period net income (loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME

Accounting Standards Update (“ASU”) No. 2011-05 amends FASB Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Earlier adoption is permitted, because compliance with the amendments is already permitted. The Company will start to adopt this guidance in the Company’s 2011 fiscal year end consolidated financial statement.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of Sagebrush’s former majority owned subsidiary, Capital Hoedown, is the Canadian dollar (“CAN”), the official currency of Canada. Capital accounts of the consolidated financial statements are translated into United States dollars from CAN at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the period from July 22, 2011 (Asset purchase agreement date with Sagebrush) to September 30, 2011. A summary of the conversion rates for the periods presented is as follows:

September 30, 2011
Period end CAN: U.S. dollar exchange rate	0.9682
Average exchange rates from July 22, 2011 to September 30, 2011CAN: U.S. dollar exchange rate	1.016

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from April 1, 2011 to September 30, 2011:

Conversion feature derivative liability
Balance at April 1, 2011	$-
Recognition of derivative liability	13,198,206
Change in fair value included in earnings	(1,687,605)
Balance at September 30, 2011	$11,510,601

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities available for sale	$150,000	$-	$-

The Company categorizes the securities as investments in marketable securities available for sale.  The Company’s investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in the net income (loss) for the period in which the security was liquidated.

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible promissory note and notes payable at September 30, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

RESTRICTED CASH

The Company considers cash that was held as cash held in escrow as restricted cash. Such funds represent proceeds from the sale of the subsidiary’s common and preferred stock in September 2011.

PREPAID EXPENSES

Prepaid expenses – current portion of $1,115,949 and $3,280,863 at September 30, 2011 and March 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash, common stock and warrants) of public relation services, consulting and business advisory services and prepaid mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $40,250 and $45,234 at September 30, 2011 and March 31, 2011, respectively, consist primarily of costs paid for future mineral lease payments after one year.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three and six months ended September 30, 2011, the Company incurred exploration cost of $926,994 and $949,365, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally three to twenty five years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the year ended March 31, 2011, the Company recorded impairment of mining rights of $444,200. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Such cost were impaired during the year ended March 31, 2011as the associated mining properties do not currently have any identified proven and probable reserves. Additionally, the Company recorded impairment charges of $15,000 during the six months ended September 30, 2011.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350- 30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. During fiscal year ended March 31, 2011, the Company recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. During the six months ended September 30, 2011, the Company has determined that no adjustment to the carrying value of goodwill related to the acquisition of Relief Canyon Mine was required.

ENVIRONMENTAL REMEDIATION LIABILITY

The Company has posted bonds with United States Department of the Interior Bureau of Land Management (“BLM”) in the amount required by the State of Nevada equal to the maximum cost to reclaim land disturbed in its mining process. The Company posted a reclamation bond deposit of $4,557,629 to provide surface reclamation coverage for the Relief Canyon Mine, as required by the BLM to secure remediation costs if the project is abandoned or closed. Due to its investment in the bond and the close monitoring of the BLM Nevada State Office, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process. The Company also posted a surface management bond with United States Department of the Interior Bureau of Land Management for a total of $50,000 and was included in deposits as reflected in the accompanying consolidated balance sheets.

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

	Six months ended September 30, 2011	Six months ended September 30, 2010	Period from Inception November 23, 2009 to September 30, 2011
Numerator: Loss from continuing operations	$(18,622,517)	$(2,154,377)	$(27,013,249)
Loss from discontinued operations	$(986,565)	$-	$(986,565)
Denominator:
Denominator for basic loss per share (weighted-average shares)	94,897,315	50,614,318	65,244,196
Denominator for dilutive loss per share (weighted-average shares)	115,078,523	57,684,318	85,425,404
Loss per common share, basic and diluted:
Loss from continuing operations	$(0.20)	$(0.04)	$(0.41)
Loss from discontinued operations	$(0.01)	$-	$(0.02)

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following sets forth the computation of weighted-average common shares outstanding basic and diluted:

	Six months ended September 30, 2011	Six months ended September 30, 2010	Period from Inception November 23, 2009 to September 30, 2011
Weighted-average common shares outstanding (Basic)	94,897,315	50,614,318	65,244,196

Equivalents
Convertible promissory notes – Embedded conversion feature	20,181,208	3,350,000	20,181,208
Warrants	-	3,720,000	-
Weighted-average common shares outstanding (Diluted)	115,078,523	57,684,318	85,425,404

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

RELATED PARTIES

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its consolidated financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – ACQUISITIONS

SECURE ENERGY LLC

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation (“Prospect”) and Gordon R. Haworth (“Haworth”) for the purchase of 51.35549% and 24.32225% of the membership interests of Secure Energy LLC, a North Dakota limited liability company (“Secure Energy”). The Company paid $60,000 cash and issued 2,725,000 shares of the Company’s common stock to Prospect and assumed certain obligations and liabilities of Prospect in the approximate amount of $80,000, and issued 975,000 shares of the Company’s common stock to Haworth. Upon closing of this transaction on March 17, 2011, Secure Energy became a majority-owned subsidiary of the Company. On July 22, 2011, under the terms of the asset purchase agreement, Sagebrush purchased from the Company the membership interest of 75.68% in Secure Energy. As such, Secure Energy became a majority-owned subsidiary of Sagebrush.

The purchase consideration included $60,000 in cash and 3.7 million shares of the Company’s stock valued at the fair market value on the date of grant at $0.80 per share thus a total purchase price of $3,020,000.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and Secure Energy is the acquired company.  Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Secure Energy. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

On July 22, 2011, in connection with the asset purchase agreement with Sagebrush and Acquisition Sub pursuant to which Acquisition Sub purchased substantially all of the assets of the Company including the majority voting interest of   75.68% in Secure Energy.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – ACQUISITIONS (continued)

Unaudited pro forma results of operations data as if the Company and Secure Energy had occurred are as follows:

	The Company and Secure Energy for the six months ended September 30, 2011	The Company and Secure Energy for the six months ended September 30, 2010	The Company and Secure Energy from November 23, 2009 (Inception date) to September 30, 2011
Pro forma revenues	$-	$-	$-
Pro forma loss from operations	(8,696,789)	(2,172,483)	(20,118,855)
Pro forma net loss	(19,609,082)	(2,171,535)	(31,053,829)
Pro forma loss per share	$(0.21)	$(0.04)	$(0.48)
Pro forma diluted loss per share	$(0.21)	$(0.04)	$(0.48)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

SAGEBRUSH GOLD LTD.

On July 22, 2011, the Company, Sagebrush and Acquisition Sub, entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Sagebrush’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Sagebrush shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sagebrush’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Sagebrush’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Sagebrush shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Sagebrush’s common stock issuable under Sagebrush’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Sagebrush’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. Under the terms of the Agreement, Sagebrush purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.  After giving effect to the foregoing, Sagebrush issued 76,095,214 shares of its common stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Sagebrush’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Sagebrush as of July 22, 2011 and the Company became the Parent Company of Sagebrush. As of September 30, 2011, the Company holds 62.84% of interest in Sagebrush. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Sagebrush and its subsidiaries, as of September 30, 2011.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – ACQUISITIONS (continued)

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company is expected to liquidate on or prior to July 1, 2012. Sagebrush has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Sagebrush its audited financial statements for the fiscal year ended March 31, 2011. The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation. Sagebrush agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale. Sagebrush has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Sagebrush fails to file or is unable to cause the registration statement to be declared effective.

GOLD ACQUISITION CORP.

On August 30, 2011, the Company, through Sagebrush’s wholly owned subsidiary, Gold Acquisition, acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood” and collectively with Platinum, the “Sellers”).The Company acquired Relief Canyon, a previously operating gold mine owned by Firstgold Corp. (“Firstgold”) (previously named Newgold, Inc.). The Relief Canyon mining project is located to the northeast of Reno, Nevada. Firstgold was founded in 1995 and on or about January 27, 2010, Firstgold filed a voluntary petition (the “Case”) under chapter 11 of title 11 of the United States Code commencing Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum (as collateral agent) was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  The Relief Canyon Mining Assets, as described in the APA, include any rights of Firstgold in any reclamation bonds or funds on deposit with the Bureau of Land Management pertaining to the Relief Canyon Mine, in an amount of approximately $2.8 million.  On August 30, 2011, pursuant to the Sale Order, the Company purchased 100% of the Relief Canyon Mining Assets through Gold Acquisition’s acquisition of Platinum's rights under the APA which acquisition includes mining and mill-site claims. Accordingly, no unaudited pro forma results of operations data are available for this asset acquisition.

The Relief Canyon Mine is subject to a continuing royalty payment equal 2% of “Net Smelter Returns” payable to Battle Mountain Gold Exploration LLC (the “NSR Agreement”).  Net Smelter Returns are the difference between Gross Proceeds and Expenses from the operation of the Relief Canyon Mining Assets.

Acquisition of the Relief Canyon Mining Assets was effected through the execution of an Assignment and Assumption Agreement (the “Assignment Agreement”) pursuant to which the Gold Acquisition assumed all rights and obligations of Platinum under the APA. The purchase consideration included $12,000,000 cash and $8,000,000 of senior secured convertible promissory notes to Sellers for a total purchase price of $20,000,000.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of Sagebrush’s wholly owned subsidiary, Gold Acquisition. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Reclamation bond	$2,842,000
Property and equipment	9,508,003
Mining rights	2,000
Goodwill	7,647,997
Net purchase price	$20,000,000

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 4 – DISCONTINUED OPERATIONS

In September 2011, the Company’s majority owned subsidiary, Sagebrush, decided to discontinue its sports and entertainment business. As a result, Sagebrush will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, Sagebrush disposed of its Empire Sports & Entertainment Co. (“Empire”) subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Sagebrush, Empire and Concert International Inc. (“CII”).  Pursuant to the SPA, Sagebrush agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc., for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Sagebrush which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of Sagebrush. As of September 30, 2011, note receivable amounted to $500,000 and interest receivable of $3,333 was included in other receivables.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business of Sagebrush.  The carrying amounts of the major classes of these assets and liabilities as of September 30, 2011 are summarized as follows:

September 30,
2011
Assets:
Accounts receivable, net	$66,500
Notes and loan receivable	16,750
Deposits	48,509
Assets of discontinued operations	131,759
Liabilities: Accounts payables and accrued expenses	$(16,253)
Liabilities of discontinued operations	$16,253

The following table sets forth for the period from July 22, 2011 (Asset purchase agreement date, see Note 1) to September 30, 2011, indicated selected financial data of Sagebrush's discontinued operations of its sports and entertainment business.

September 30, 2011
Revenues	$2,656,534
Cost of sales	4,109,108
Gross profit	(1,452,574)
Operating and other non-operating expenses	(588,537)

Loss from discontinued operations	$(2,041,111)

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 4 – DISCONTINUED OPERATIONS (continued)

Disposal of discontinued operations

On September 1, 2011, Sagebrush disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Sagebrush, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, Sagebrush agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Sagebrush which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of Sagebrush

Such disposal is included in loss from discontinued operations during the six months ended September 30, 2011and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011	554,546
Gain on disposal of discontinued operations, net of tax	1,054,546
Loss from discontinued operations	(2,041,111)
Total loss from discontinued operations, net of tax	$(986,565)

NOTE 5 – MARKETABLE SECURITIES

Marketable securities available for sale at September 30, 2011 consist of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$100,000	$50,000	$—	$150,000

Total	$100,000	$50,000	$—	$150,000

Unrealized gains or losses on marketable securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in our net income (loss) for the period in which the security are liquidated.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2011 (Unaudited)	March 31, 2011
Furniture and fixtures	5 years	$20,000	$14,057
Office and computer equipments	5 years	20,792	2,330
Land	-	266,977	-
Building and improvements	5 - 25 years	727,965	-
Site costs	10 years	1,272,732	-
Crushing system	20 years	2,256,943	-
Process plant	10 years	3,113,053	-
Lab and equipments	10 years	851,580	-
Vehicles and mining equipments	5 - 10 years	1,028,586	36,336
		9,558,628	38,666
Less: accumulated depreciation		(97,640)	(6,938)

		$9,460,988	$31,728

Depreciation expense for the six months ended September 30, 2011 and 2010 was $97,640 and $2,651, respectively.

NOTE 7 - MINERAL CLAIMS

Through Sagebrush’s wholly-owned subsidiary, Acquisition Sub, and was formed in July 2011 to purchase substantially all of the assets of the Company. These assets include the following mineral claims:

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 - MINERAL CLAIMS (continued)

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

On December 24, 2009, as a result of the Exchange, the Company acquired a 100% working interest and 97% net revenue interest in the Coso property.  Prior to our acquisition, Green Energy Fields acquired the Coso Project on November 30, 2009 from NPX Metals, Inc., a Nevada Corporation.  The 97% net revenue interest is the result of the Agreement of Conveyance.  Transfer and Assignment of Assets and Assumption of Obligations dated as of November 30, 2010.  Under the terms of the agreement, NPX Metals, Inc. retained a 3% net smelter return royalty interest in the Coso Property, leaving a 97% net revenue interest to Green Energy Fields, Inc.

The Coso property consists of 169 Federal unpatented lode mineral claims on Bureau of Land Management (“BLM”) land totaling   3,380 acres, and 800 State leased acres, in Inyo County, CA.  The unpatented mining claims overlie portions of section 12, 13, 24, 25, 26, 35 and 36 of Township 20 South, Range 37 East (Mount Diablo Base and Meridian), sections 13, 24 and 25 of Township 20 South, Range 37 ½ East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21, South Range 37 East (mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 ½ East (Mount Diablo Base & Meridian).  The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 ½ East (Mount Diablo Base & Meridian).  To maintain the Coso mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work.  These claim fees are $140.00 per claim per year, plus a recording cost of approximately $50 to Inyo County where the claims are located.  With regard to the unpatented lode mining claims, future exploration drilling at the Coso Project will require the Company to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.  With regard to the state mineral prospecting permit. The Company is authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  The Company is not currently authorized to conduct exploration drilling on the state lease.  Any future drilling on the state mineral prospecting permit will require the Company to file environmental documentation under the California Environmental Quality Act.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 - MINERAL CLAIMS (continued)

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

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of September 30, 2011, the Company had conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling of geophysical surveys.  The Company plans to locate and identify the uranium anomalies targeted by previous exploration for further evaluation.  If feasible old drill holes in prospective areas will e re-entered and logged by down-hole radiometric probes to identify zones and grades of subsurface uranium mineralization.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  As of September 30, 2011, the water source had not yet been determined.

As of September 30, 2011, an exploration timetable and budget had not yet been developed and there were no current detailed plans to conduct exploration on the property.

As of September 30, 2011, the Company did not have a sample collection.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 - MINERAL CLAIMS (continued)

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

As of September 30, 2011, the Company was still in the process of assessing the Blythe Property.

The Blythe Property does not currently have any known reserves.  All activities undertaken and currently proposed at the Coso Property are exploratory in nature.

BRECCIA PIPE PROJECT

On February 15, 2011, the Company, Green Energy, and Dr. Karen Wenrich entered into an asset purchase agreement pursuant to which Green Energy agreed to purchase certain unpatented mining claims commonly known as the “Arizona Breccia Pipes Project” located in the Coconino and Mohave counties of Arizona only upon the occurrence of certain conditions precedent.  The consummation of the mining purchase will occur only in the event that certain actions taken by the BLM on July 20, 2009, which had the effect of withdrawing certain lands in the vicinity of the property from mineral location and entry, are terminated within five (5) years from the date of the Agreement leaving more than 50% of the total unpatented mining claims that comprise the property open to mineral location and entry.  In the event the withdrawal termination occurs that results in fewer than 50% of the total unpatented mining claims that comprise the property opened to mineral location and entry, Green Energy will have an unrestricted option to purchase the property pursuant to the terms of the agreement (the “Purchase Option”).  The Purchase Option expires 120 days from the date of the withdrawal termination.

The withdrawal is currently being studied in an Environmental Impact Statement prepared by the BLM.  The withdrawal at any time may be extended in duration and scope and there can be no assurance that the withdrawal termination will occur and that the Mining Purchase will occur.

Pursuant to the terms of the agreement, in the event of the closing, Green Energy agreed to spend an aggregate of at least $1,500,000 in exploration and related work commitments on the Property over the course of three (3) years from the date of closing with, a promised expenditure of $250,000 within the first year of closing.  Green Energy will retain a right of first refusal for the sale of any additional properties, of which Dr. Wenrich becomes a majority owner, within a 30-mile radius of the property.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 - MINERAL CLAIMS (continued)

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 - MINERAL CLAIMS (continued)

ABSAROKA STONE

On May 27, 2011, the Company entered into purchase and sale agreement (the “Agreement”) with Absaroka Stone LLC (“Absaroka”) pursuant to which the Company agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming (the “Property” and the transaction, the “Mining Purchase”).  Pursuant to the terms of the Agreement, Absaroka agreed not to stake for its own account any additional mining claims within a fifteen mile radius of the Property.  Any additional mining claims to be located within the fifteen (15) mile radius of the Property (the “Claim Body”) shall be located, staked and filed by the Company, at the Company’s expense and held in the Company’s name.  In consideration for the purchase of the Property, the Company paid Absaroka $15,000 upon execution of the Agreement.  Additionally, the Company agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the Agreement.  If the Company fails to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, the Company shall pay an aggregate sum of $50,000 to Absaroka. Pursuant to the terms of the Agreement, the Company agrees to pay a 1% gross royalty (the “Royalty Payment”) to Absaroka on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the obligation of the Royalty Payment by paying Absaroka an aggregate payment of $1,000,000.

The Absaroka Property does not currently have any reserves.  All activities undertaken and currently proposed at the Absaroka Property are exploratory in nature.

NOTE 8 – SENIOR CONVERTIBLE PROMISSORY NOTES

On August 30, 2011, the Company, through Sagebrush’s wholly owned subsidiary, Gold Acquisition acquired the Relief Canyon Mine located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum and Lakewood (“Lakewood” and collectively with Platinum, the “Sellers”).

The Notes are joint and several obligations of Sagebrush and Gold Acquisition and bear interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of: (i) 3 months after the Company or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the Note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.  The Notes may be pre-paid, in full or in part (but in no case, in an amount less than $250,000) at a price equal to 110% of the aggregate principal amount of the Notes plus all accrued and unpaid interest thereon at the election of the Company, and after the occurrence of certain events at the election of Platinum or Lakewood.  The Notes are convertible into shares of the Company’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.  The Notes contain customary provisions regarding occurrences that give rise to defaults under the Notes, including actions permitted to be taken in the event of default, cross default provisions and provision for default interest rates, and recovery of costs of collection.  Lakewood has agreed under the Notes to be governed by all waivers, consents and amendments agreed to by Platinum.  Platinum serves as Collateral Agent with respect to all matters relating to the collateral for the Notes.  Repayment of the Notes is secured by all of assets of Gold Acquisition and a pledge by the Company of 100% of the stock of Gold Acquisition held by the Company pursuant to a security agreement and stock pledge agreement. The Notes contain usual and customary “Events of Default” as defined in the senior secured convertible promissory note agreement. On September 14, 2011, the conversion price of the Company’s $8 million senior convertible promissory notes was adjusted to $0.50 per share as a result of certain anti-dilution provisions contained therein due to the issuance of a certain convertible promissory note (see Note 9).

In accordance with ASC 470-20-25, the senior convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible promissory notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $8,000,000 to be amortized over the term of the senior convertible promissory notes.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

At September 30, 2011, senior convertible promissory notes consisted of the following:

Senior convertible promissory notes	$8,000,000
Less: debt discount	(7,733,333)
Senior convertible promissory notes, net	$266,667

Total amortization of debt discounts for the convertible debentures amounted to $266,667 for the six months ended September 30, 2011 and was included in interest expense. Accrued interest as of September 30, 2011 amounted to $60,000.

In accordance with ASC Topic 815 “Derivatives and Hedging”, these senior convertible promissory notes include a down-round provision under which the conversion price could be affected by future equity offerings (see Note 11). Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

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

In January 2011, the Company paid $50,000 plus interest of $2,250 in connection with the convertible promissory note issued in October 2010. As of September 30, 2011, this convertible promissory note including accrued interest amounted to $0.

At the date of issuance, the Company allocated the proceeds received from such financing transaction to the convertible promissory note and the detached 50,000 shares of the Company’s common stock on a relative fair value basis in accordance with ASC 470 -20 “Debt with Conversion and Other Options”. Therefore the portion of proceeds allocated to the convertible debentures and the detached common stock amounted to $100,000 and was determined based on the relative fair values of each instruments at the time of issuance.  Consequently the Company recorded a debt discount of $41,000 and is being amortized over the term of the convertible promissory notes. Additionally, in December 2010, the Company recognized additional debt discount of $35,000 from the conversion of $50,000 into similar securities offered in the private placement/qualified financing and such debt discount was amortized in December 2010. Additionally, the Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. During the fiscal year ended March 31, 2011, amortization of debt discount amounted to $76,000.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (continued)

On February 1, 2011, the Company’s majority owned subsidiary, Sagebrush, raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Sagebrush’s Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of Sagebrush’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, Sagebrush issued 750,000 shares of its common stock. The Company valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

In accordance with ASC 470-20-25, the convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. In addition the Company allocated the proceeds received from such financing transaction to the convertible promissory note and the detached 750,000 shares of Sagebrush’s common stock on a relative fair value basis in accordance with ASC 470 -20 “Debt with Conversion and Other Options”. Therefore the portion of proceeds allocated to the convertible debentures and the detached common stock amounted to $750,000 and was determined based on the relative fair values of each instruments at the time of issuance.  Consequently the Company recorded a debt discount of $750,000 which is limited to the amount of proceeds and is being amortized over the term of the convertible promissory notes. The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.

The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. As of September 30, 2011, accrued interest on these convertible promissory notes amounted to $24,812.

On September 14, 2011, the Company’s majority owned subsidiary, Sagebrush, sold $1,715,604 of its 9% secured promissory note (the “Note”). The proceeds of the Note have been used to post additional bonds with the Bureau of Land Management (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Company’s Relief Canyon Mining property located in Antelope Springs Nevada. The Note is the joint and several obligation of Sagebrush and Gold Acquisition Corp. Principal and interest under the Note is payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum Long Term Growth LLC and Lakewood Group LLC. The Note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the Note plus all accrued and unpaid interest thereon at the election of the Company. The Note is convertible into shares of Sagebrush’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. On and after an Event of Default, as defined in the Note, the Note may be declared by the holder to be due and payable and the full amount thereof accelerated. In such event: (i) the entire unpaid principal balance of the Note multiplied by two (2) and (ii) all interest accrued thereon, shall become immediately due and payable as the non-exclusive remedy of the Note holder. Following a default, interest on the Note will accrue at a rate of 18% per annum. The Note is subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which the Note holder is intended to have a first priority senior security interest. The Note is also secured by a pledge of 100% of the stock of Gold Acquisition Corp. held by Sagebrush. The Note may be prepaid upon the occurrence of a Qualified Financing, as defined in the Note, of at least $1,715,604. Certain holders of senior secured indebtedness of Sagebrush (including Sagebrush’s Chairman of the Board, Barry Honig) agreed to subordinate certain senior obligations of Sagebrush to the prior payment of all obligations under the Note.

The Company concluded that since this convertible promissory note does not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note is not considered derivatives. As of September 30, 2011, accrued interest on these convertible promissory notes amounted to $6,434.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (continued)

At September 30, 2011, convertible promissory notes consisted of the following:

Convertible promissory notes	$2,365,604
Less: debt discount	(1,907,833)
Convertible promissory notes, net	$457,771

At September 30, 2011, convertible promissory note – related party consisted of the following:

Convertible promissory note – related party	$100,000
Less: debt discount	(33,973)
Convertible promissory notes – related party, net	$66,027

For the six months ended September 30, 2011, amortization of debt discount amounted to $217,634 and is included in interest expense.

NOTE 10 – NOTES PAYABLE

In February 2011, Sagebrush, Empire Sports & Entertainment Co. (“Empire”) and Sagebrush’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Sagebrush’s Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders. The loan shall be used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and mature on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with Sagebrush’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of Sagebrush’s designated Series A Preferred Stock, convertible into one share each of Sagebrush’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying Sagebrush’s common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. On May 4, 2011, 1,500,000 of these preferred shares were converted into Sagebrush’s common stock. During August 2011, the revenues from the Events did not exceed its costs and accordingly the Company is indebted to the lenders, including the Chairman of Sagebrush, and the Credit Facility Agreement may be in default after accounting for the revenues from the Events.  As a result, the obligations under the Contribution Agreements became obligations of the parties thereto to each other. Between August 2011 and September 2011, the Company paid a total of $3,276,500 ($1,638,250 to each lender) and such amount reduced the principal balance of these notes.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 10 – NOTES PAYABLE (continued)

On August 26, 2011, the lenders (including the Chairman of Sagebrush) entered into a Side Letter with Platinum under which such lenders agreed to subordinate any obligations of the Company or its subsidiaries to such lenders to the interests of Platinum and Lakewood under the notes.  As a result, the agreements dated as of February 23, 2011 (as amended) including that certain Credit Facility Agreement by and among the Company, The Empire Sports & Entertainment, Co., and EXCX Funding Corp., and the lenders, were further amended to permit entry into the Notes and in order to permit Platinum and Lakewood to maintain a senior secured position with respect to the assets of Gold Acquisition and in the shares of Gold Acquisition senior to the lenders.

As of September 30, 2011, accrued interest and fees on these notes amounted to $195,810.

At September 30, 2011, note payable consisted of the following:

Note payable	$611,750
Less: debt discount	(220,015)
Note payable, net	$391,735

At September 30, 2011, note payable – related party consisted of the following:

Note payable – related party	$611,750
Less: debt discount – related party	(220,015)
Note payable - related party, net	$391,735

For the six months ended September 30, 2011, amortization of debt discount and deferred financing cost amounted to $1,037,324 and was included in interest expense. As of September 30, 2011, deferred financing cost amounted to $220,015 in connection with the issuance of Sagebrush’s Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

On March 17, 2011, in connection with the execution of Membership Interests Sale Agreements of Secure Energy, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 3). In August 2011, the Company paid off the principal balance of $50,000 plus accrued interest of $8,000.

NOTE 11 – DERIVATIVE LIABILITY

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. The Company did not have outstanding instruments with down-round provisions as of the beginning of fiscal 2010 thus no adjustment will be made to the opening balance of retained earnings.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 11 – DERIVATIVE LIABILITY (continued)

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company has determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company (see Note 8). Accordingly, the convertible instrument is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $11,510,601 at September 30, 2011. Derivative liability expense and gain resulting from the increase in fair value of this convertible instrument was $5,198,206 and $1,687,605 for the six months ended September 30, 2011.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2011

Expected volatility - Sagebrush	112% - 193%
Expected term	2.5 Years
Risk-free interest rate	0.33% - 0.42%
Expected dividend yield	0%

NOTE 12 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2011:

Common stock, $ 0.0001 par value: 200,000,000 shares authorized; 95,119,018 shares issued and outstanding.

Preferred stock, $0.0001 par value: 25,000,000 shares authorized; none issued and outstanding.

Common Stock

On December 21, 2009, the board of directors declared a dividend of an additional 11.2 shares of its common stock on each share of its common stock outstanding on December 21, 2009.

On December 24, 2009, the Company entered into the Exchange with Green Energy and the shareholders of Green Energy.  The shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy in exchange for the right to receive one share of the Company’s common stock for each share of Green Energy common stock.  Accordingly, an aggregate of 28,788,252 shares of the Company’s common stock were issued to the shareholders of Green Energy.

On December 24, 2009, the Company sold in a private placement a total of 9,300,000 shares of common stock to 16 individuals for cash in the amount of $0.15 per share for a total $1,395,000.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

On December 24, 2009, Julie Carter resigned as sole officer and director of the company and the Company transferred all of the outstanding capital stock of SplitCo to Julie Carter in exchange for the cancellation of 15,250,000 shares of the Company’s common stock that she owned.

On March 19, 2010, the Company granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as the Company's then-Chairman of the Board of Directors.  During the quarter ended September 30, 2010 these shares were issued. Randall Reneau served as Chairman from March 19, 2010 until his resignation on November 9, 2010.

On April 26, 2010, the Company entered into a purchase and royalty agreement whereby the Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock.  The Company valued these common shares at the fair market value on the date of grant at $0.85 per share or $170,000.

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

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant of $41,000(see Note 10).

On December 29, 2010 the holder of $50,000 worth of convertible promissory note exercised its right under the note agreement to have the outstanding principal of and accrued interest on such note converted into similar securities offered in the private placement held in December 2010. A convertible promissory note in the aggregate principal amount of $50,000 (plus $416 in accrued interest) converted into 100,833 Units in the private placement on December 29, 2010. Such units include 100,833 shares of the Company’s common stock and five year warrant to purchase 100,833 shares of the Company’s common stock at an exercise price of $0.50 per share. Additionally, the Company recognized additional debt discount of $35,000 from the conversion of $50,000 into similar securities offered in the private placement/qualified financing and such debt discount was amortized in December 2010.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

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

As further consideration for the sale of all the Units above, the Company and the Investors entered into a registration rights agreement, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) within 60 days.  The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days. The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation and Gordon R. Haworth for the purchase of 51.35549% and 24.32225%, respectively, of the membership interests of Secure Energy LLC, a North Dakota limited liability company. The Company paid $60,000 cash and issued 2,725,000 shares of the Company’s common stock to Prospect and assumed certain obligations and liabilities of Prospect in the approximate amount of $80,000, and issued 975,000 shares of the Company’s common stock to Haworth. Upon closing of this transaction on March 17, 2011, Secure Energy became a majority-owned subsidiary of the Company. The purchase consideration included $60,000 in cash and 3.7 million shares of the Company’s stock valued at the fair market value on the date of grant of $0.80 per share or $2,960,000 thus a total purchase price of $3,020,000.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

On December 28, 2010, the Company and an affiliated consulting company entered into a 9 month investor and public relations consulting agreement in consideration for a consulting fee of $200,000. In March 2011, this agreement was amended pursuant to which the consulting fee was amended to 600,000 shares of the Company’s common stock and a cash payment of $275,000 from $200,000. On June 14, 2011, the Company appointed to the board of directors of the Company, Jonathan Braun, who is the President of the affiliated consulting company. The Company valued these common shares at the fair market value on the date of grant at $1.24 per share or $744,000. The Company has recognized stock based consulting expense of $248,000 during fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $496,000 in connection with the 600,000 shares during the six months ended September 30, 2011.

On April 8, 2011, the Company entered into a 90 day consulting agreement whereby the Company agreed to issue 750,000 shares of its common stock in consideration for certain services related to investor relations. The Company valued these common shares at the fair market value on the date of grant at $0.59 per share or $442,500.  The Company recognized stock based consulting expense of $442,500 during the six months ended September 30, 2011.

Sagebrush’s Equity Transactions

On September 29, 2011, Sagebrush sold 3,284,396 shares of its newly designated Series C Convertible Preferred Stock and two-year warrants (the “Preferred Warrants”) to purchase 9,853,188 shares of Sagebrush’s Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. Each share of Sagebrush’s preferred stock is convertible into shares of its common stock at a conversion price of $0.50 per share, subject to adjustment in the event Sagebrush issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The Preferred Stock has a stated value of $1.50 per share (the “Stated Value”). In the event of the liquidation, dissolution or winding up of the business of Sagebrush, each share of Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the Stated Value. The Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, Sagebrush issued 4,429,415 shares of its common stock in connection with the exercise of the 9,853,188 Sagebrush’s Preferred Warrants on a cashless basis.

In accordance with ASC 505 (“Equity - Dividends and Stock Splits”), Sagebrush’s Series C Convertible Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series C Convertible Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series C Convertible Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend. In connection with the initial sales of Sagebrush’s Series C Preferred Stock, the initial estimated fair values allocated to the ECF were $1,172,999 and the fair value allocated to Sagebrush’s warrants of $ 2,111,397 was recorded as a deemed dividend of Sagebrush on September 29, 2011.

The assumptions used valuing Sagebrush’s warrants include:

Risk free interest rate (annual)	0.27%
Expected volatility	112%
Expected life	2 Years
Assumed dividends	none

In September 2011, Sagebrush sold $1,678,000 of its Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,356,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Sagebrush’s Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Sagebrush’s Common Stock at an exercise price of $0.60 per share. These warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. These warrants may be exercised on a cashless basis if at any time at 100% of Sagebrush’s closing price for the common stock on the business day immediately prior to the exercise. In September 2011, Sagebrush issued 866,065 shares of its common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis.

For the six months ended September 30, 2011, the Company recorded stock-based compensation expense of $86,083 and stock based consulting expense of $64,375 in connection with Sagebrush’s vested stock options.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

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

On March 19, 2010, the Company granted 750,000 10-year options to purchase shares of common stock at $0.25 per share to a former officer of the Company which was subject to a vesting schedule based on the recipient's continued employment. The 750,000 options were valued on the grant date at $0.15 per option or a total of $112,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.15 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 237% (estimated using volatilities of similar companies), expected term of 10 years, and a risk free interest rate of 3.70%. Such options were forfeited upon termination of employee relationship.

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

For the six months ended September 30, 2011, the Company recorded stock-based compensation expense of $46,800 in connection with the stock options granted to employees above.

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

For the six months ended September 30, 2011, the Company recorded stock-based consulting expense of $27,000 on options granted to consultants above.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

On July 22, 2011, the Company’s majority owned subsidiary, Sagebrush, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Company, Sagebrush, and Acquisition Sub (see Note 1). Under the terms of the Agreement, Sagebrush purchased from the Company substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. As part of the purchase consideration, Sagebrush assumed the Company’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that Sagebrush shall deliver to the Company’s option holders, options to purchase an aggregate of such number of shares of Sagebrush’s common stock issuable under Sagebrush’s equity incentive plan which shall be equal to one option to purchase eight shares of Sagebrush’s common stock for every option to purchase 10 shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The 2,248,000 9-year options to purchase shares of Sagebrush’s common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. The assumption of the outstanding stock warrants and stock options of the Company was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees) to determine the portion of replacement awards granted by Sagebrush as part of consideration transferred to the Company. The portion of Sagebrush’s replacement option and warrant awards included in the considerations transferred or purchase price amounted to $789,642 and was determined to be an intercompany transaction, thus eliminated at the consolidated basis. Additionally, the Company recognized stock based compensation of $298,780 which represents the portion of Sagebrush’s vested replacement option awards attributable to post-combination services related to the assumption of the stock options of the Company.

During the six months ended September 30, 2011, 375,000 options were forfeited in accordance with the termination of employee and consultant relationships.

A summary of the stock options as of September 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period	3,185,000	$0.25	9.50
Granted	-	-	-
Assumed by Sagebrush (see Note above)	(2,810,000)	0.25	9.17
Exercised	-	-	-
Forfeited	(375,000)	-	-
Balance outstanding at September 30, 2011	-	$-	-

Options vested and exercisable at September 30, 2011	-	$-
Weighted average fair value of options granted during the period		$-

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

A summary of Sagebrush’s stock options as of September 30, 2011 and changes during the period are presented below:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period - Sagebrush	2,850,000	$0.60	9.45
Granted to Sagebrush’s employees	400,000	0.88	9.75
Granted to Continental’s option holders (see Note above)	2,248,000	1.42	9.00
Exercised	-	-	-
Forfeited	(1,100,000)	0.62	8.95
Cancelled	-	-	-
Balance outstanding at September 30, 2011- Sagebrush	4,398,000	$1.05	9.37

Options exercisable at end of period - Sagebrush	-	$-
Options expected to vest - Sagebrush	1,969,067
Weighted average fair value of options granted during the period - Sagebrush		$1.09

Sagebrush’s stock options outstanding at September 30, 2011 as disclosed in the above table have approximately $668,000 intrinsic value at the end of the period.

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

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to an affiliated consulting company in connection with an 11 month consulting agreement. Sagebrush’s Chairman of the Board of Directors is the President of the affiliated consulting company. The 4,000,000 warrants were valued on the grant date at approximately $0.68 per warrant or a total of $2,712,632 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.69 per share, volatility of 206% (estimated using volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 2.02%. The Company has recognized stock based consulting expense of $493,206 during the fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $1,479,618 and prepaid expense of $739,808 during the six months ended September 30, 2011.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

On July 22, 2011, the Company’s majority owned subsidiary, Sagebrush, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Company, Sagebrush, and Acquisition Sub (see Note 1). Under the terms of the Agreement, Sagebrush purchased from the Company substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. As part of the purchase consideration, Sagebrush assumed the outstanding warrants to purchase shares of the Company’s common stock such that Sagebrush shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sagebrush’s common stock which shall be equal to one warrant to purchase eight shares of Sagebrush’s common stock for every warrant to purchase ten shares of the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants. The assumption of the Company’s stock warrants was replaced with Sagebrush’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and assignees which are subject to a vesting schedule based on the warrant holder's continued services and Sagebrush’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock. The assumption of the outstanding stock warrants and stock options of the Company was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees) to determine the portion of replacement awards granted by Sagebrush as part of consideration transferred to the Company. The portion of Sagebrush’s replacement option and warrant awards included in the considerations transferred or purchase price amounted to $789,642 and was determined to be an intercompany transaction, thus eliminated at the consolidated basis. Additionally, the Company recognized stock based compensation of $1,104,869 which represents the portion of Sagebrush’s vested replacement warrants awards attributable to post-combination services related to the assumption of the stock warrants of the Company.

Out of the warrants to purchase 41,566,999 shares of Sagebrush’s common stock discussed above, currently a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby Sagebrush's Chairman of the Board of directors is the President of the affiliated company.

A summary of the status of the Company's outstanding stock warrants as of September 30, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	51,958,749	$0.49
Granted	-	-
Assumed by Sagebrush (see Note above)	(51,958,749)	0.49
Exercised/Forfeited	-	-
Balance at September 30, 2011	-	$-

Warrants exercisable at September 30, 2011	-	$-
Weighted average fair value of options granted during the six months ended September 30, 2011		$-

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

A summary of the status of Sagebrush’s outstanding stock warrants as of September 30, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period - Sagebrush	-	$-
Granted to third parties	11,531,188	0.60
Granted to Continental’s warrant holders (see Note above)	41,566,999	2.84
Exercised	(11,531,188)	0.60
Balance at September 30, 2011 - Sagebrush	41,566,999	$2.84

Warrants exercisable at September 30, 2011 - Sagebrush	41,566,999	$2.84
Weighted average fair value of options granted during the six months ended September 30, 2011 - Sagebrush		$1.06

NOTE 13 – RELATED PARTY TRANSACTIONS

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

During the six months ended September 30, 2011, the Company paid rent on a facility lease by an affiliated company for which our CEO/director, is the President. In April 2010, the Company entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space.

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

For the six months ended September 30, 2011, the Company incurred $15,000 in accounting fees to a director of the Company, Bill Allred, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

For the six months ended September 30, 2011, the Company incurred $30,000 in consulting fees to a director of the Company, Danny Bleak, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to an affiliated consulting company in connection with an 11 month consulting agreement. Sagebrush’s Chairman of the Board of Directors is the President of the affiliated consulting company.

On March 1, 2011, in connection with a consulting agreement, the Company agreed to issue 4,000,000 10-year options to purchase shares of common stock to an affiliated company for which our Director, Daniel Bleak is the President, and advance $50,000 in cash based on the consulting agreement. On March 31, 2011, the Company entered into a termination agreement, whereby both parties agreed, that the Company has no obligation to pay any portion of the consulting fee of $50,000 and 4,000,000 options and that immediately upon execution of this termination agreement, the affiliated company shall return the advance of $50,000 to the Company. The advance was collected in August 2011.

 On February 1, 2011, Sagebrush raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Sagebrush’s Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of Sagebrush’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012 (see Note 8).

In February 2011, Sagebrush, Empire and Sagebrush’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Sagebrush’s Chairman of the Board of Directors. Sagebrush’s Chairman funded $2,250,000 under this Credit Facility Agreement (see Note 9).

On July 18, 2011, Sagebrush borrowed $2,000,000 and issued the Company an unsecured 6% promissory note.  The note matures six months from the date of issuance. Such amount is considered an intercompany transaction and thus eliminated at consolidated basis.

Sagebrush’s chairman of the board of directors, Barry Honig, holds 2,685,000 shares of the Company directly or indirectly.  In addition to 2,685,000 shares held directly, certain entities under Mr. Honig’s control and family members, including trusts for the benefit of Mr. Honig's minor children, currently owns 4,228,833 shares of the Company.  Accordingly, as the largest shareholder of the Company,  Mr. Honig may be deemed to be in control of the Company and accordingly there may exist certain conflicts of interest as a result.  On November 15, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission, as amended on November 17, 2011, voluntarily disclosing his positions. Furthermore, in connection with the asset purchase agreement with Sagebrush, Sagebrush assumed all of the outstanding warrants of the Company.  Accordingly, entities controlled by Mr. Honig that previously held warrants to purchase 2,563,333 of the Company’s common stock were granted the right to received 4.5-year-warrants to purchase an aggregate of 2,050,666 shares of Sagebrush's common stock at $2.835 per share upon.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

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

Such agreement was assumed by Sagebrush in connection with the asset purchase agreement dated July 22, 2011.

Royalty agreements – Absaroka Stone LLC

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

On May 27, 2011, the Company entered into purchase and sale agreement (the “Agreement”) with Absaroka Stone LLC (“Absaroka”) pursuant to which the Company agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming (the “Property” and the transaction, the “Mining Purchase”).  Pursuant to the terms of the Agreement, Absaroka agreed not to stake for its own account any additional mining claims within a fifteen mile radius of the Property.  Any additional mining claims to be located within the fifteen (15) mile radius of the Property (the “Claim Body”) shall be located, staked and filed by the Company, at the Company’s expense and held in the Company’s name.  In consideration for the purchase of the Property, the Company paid Absaroka $15,000 upon execution of the Agreement.  Additionally, the Company agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the Agreement.  If the Company fails to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, the Company shall pay an aggregate sum of $50,000 to Absaroka. Pursuant to the terms of the Agreement, the Company agrees to pay a 1% gross royalty (the “Royalty Payment”) to Absaroka on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the obligation of the Royalty Payment by paying Absaroka an aggregate payment of $1,000,000. Such agreement was assumed by Sagebrush in connection with the asset purchase agreement dated July 22, 2011.

Royalty Agreement – F.R.O.G. Consulting LLC

On May 24, 2011, Sagebrush, through its subsidiary, Arttor Gold, entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years.  Sagebrush may terminate these leases at any time.

Sagebrush is required under the terms of our property lease to make annual lease payments. Sagebrush is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Sagebrush fails to meet these obligations, it will lose the right to explore for gold on its property.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Until production is achieved, Sagebrush’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that Sagebrush produces gold or other minerals from these leases, Sagebrush’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that Sagebrush recovers. Sagebrush has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, Sagebrush may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires the Company to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

Sagebrush is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If Sagebrush fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $151 per claim, consisting of payments to the Bureau of Land Management and to the counties in which the Company’s properties are located. Sagebrush’s property consists of an aggregate of 305 lode claims. The aggregate annual claim maintenance costs are currently approximately $46,000.

On July 15, 2011, Sagebrush (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the Chief Geologist of Arttor Gold.

Agreement and Release

Following the consummation of the asset purchase agreement with the Company, certain holders of the Company’s warrants that were received in connection with the private placement of the Company’s securities asserted certain rights against Sagebrush under Section 5(f) of the Company’s warrants  issued in the 2011 private placement (the “Put Right”), which the Company disputed. On October 3, 2011, the Company, Sagebrush and each of the holders of the Company’s warrants that exercised their Put Right, entered into an Agreement and Release (the “Release”) in which Sagebrush agreed to issue to such holder 2 shares of Sagebrush’s common stock (the “Additional Stock”) for every $1.00 invested in the Company’s 2011 private placement in exchange for cancellation of the Company’s warrants and waiver of ratchet anti-dilution protection from future offerings.  A total of 5,350,000 Sagebrush’s shares were issued and a total of 4,280,000 stock warrants to purchase shares of Sagebrush’s common stock (equivalent to warrants to purchase 5,350,000 of the Company’s common stock) were cancelled in connection with the settlement of the Put Rights. During the six months ended September 30, 2011, the Company recorded accrued liabilities of $4,761,500 and a corresponding settlement expense as reflected in the accompanying consolidated statements of operations. Such amount was based on the fair market value of Sagebrush’s common stock on October 3, 2011, the date of release.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and Sagebrush (formerly “The Empire Sports & Entertainment Holdings Co.”) in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that Sagebrush failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of Sagebrush.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, Sagebrush filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  Sagebrush filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for reargument.  On October 26, 2011, an arbitration proceeding was commenced.

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against Sagebrush in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff sought to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of the Company. On July 22, 2011, Sagebrush acquired all of the assets of the Company through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of the Company’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the warrant for the Black Scholes value thereof. The plaintiff sued for damages of approximately $128,000 plus attorneys’ fees and costs. On September 23, 2011, Sagebrush entered into a mutual release agreement (the “Release Agreement”) with the Company, AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).

The Release Agreement provides that the Company and Sagebrush, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, Sagebrush, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for Sagebrush a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the court.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 15 – SUBSEQUENT EVENTS

In connection with the Agreement and release dated October 3, 2011, a total of 5,350,000 Sagebrush’s shares were issued and a total of 4,280,000 warrants to purchase shares of Sagebrush’s common stock (equivalent to warrant to purchase 5,350,000 shares of the Company’s common stock) were cancelled in connection with the settlement of the Put Rights (see Note 12).

On October 26, 2011, Sagebrush sold $40,000 of its Units to an accredited investor pursuant to a subscription agreement (the “Subscription Agreements”) for an aggregate sale of 80,000 Units (the “Units”), at a purchase price of $0.50 per Unit (the “Unit Sale”).  Each Unit consists of: (i) one share of Sagebrush’s Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Sagebrush’s Common Stock at an exercise price of $0.60 per share (the “Warrants”).  The Warrants may be exercised until the second anniversary of their date of issuance.  The Warrants may be exercised on a cashless basis at any time at 100% of the closing price for the Common Stock on the business day immediately prior to the exercise. Sagebrush has agreed to file a “resale” registration statement with the SEC covering all shares of Sagebrush’s Common Stock and shares underlying the Warrants within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Sagebrush has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”).   Sagebrush is obligated to pay a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that Sagebrush shall not be obligated to pay any such liquidated damages Sagebrush is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided Sagebrush registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

On September 14, 2011, Sagebrush sold $1,715,604 of its 9% secured promissory note (the “Note”) (see Note 8).  Pursuant to the terms of the Note, Sagebrush is required to prepay the principal amount of the Note in full upon the occurrence of a Qualified Financing, which is defined in the Note as the closing of an equity investment in Sagebrush’s capital stock (or any equity-linked financing) in which the Company receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder).  The Company has determined that the sale of Sagebrush’s Units that occurred between September 2011 and October 2011, in the aggregate, constitutes a “Qualified Financing” under the terms of the Note and accordingly, the Company is required to prepay the outstanding principal value of the Note.  On October 31, 2011, Sagebrush and the holder of the Note entered into a Waiver Agreement pursuant to which Sagebrush and the holder agreed that Sagebrush would prepay $700,000 principal of the Note and would waive (i) prepayment of the balance of the principal of the Note and (ii) any default under the Note arising solely from the Company’s partial prepayment of the Note upon the occurrence of the Qualified Financing.

On October 4, 2011, a note holder of the 5% convertible promissory note converted principal balance of $150,000 and accrued interest of $5,055 into shares of Sagebrush’s common stock. Sagebrush issued 155,055 shares in connection with the conversion of this convertible promissory note. The fair value of Sagebrush’s shares issued amounted to $1.00 per share.

On October 31, 2011, Sagebrush entered into amendment agreements (the “Amendments”) with holders of Sagebrush’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $600,000 (the “Convertible Notes”) (see Note 8).  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. On November 1, 2011, 5 convertible note holders, including Sagebrush’s Chairman Barry Honig, have converted their outstanding notes to Sagebrush’s common stock at a conversion price of $0.65 per share.  In total, $600,000 of notes was converted, plus accrued interest of $22,500, with Sagebrush issuing 957,692 shares in exchange.  On October 16, 2011, in connection with these Amendments, Sagebrush granted a certain note holder that converted its principal balance into 155,055 shares of Sagebrush on October 4, 2011 (see above), the benefit of these amendments whereby the conversion price was adjusted to $0.65. Consequently, Sagebrush issued an additional 83,491 shares of Sagebrush’s common stock to such note holder.

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

On July 22, 2011, the Company, Sagebrush Gold Ltd (“Sagebrush”) and Continental Resources Acquisition Sub, Inc., Sagebrush’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Sagebrush’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Sagebrush shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Sagebrush’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Sagebrush’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Sagebrush shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Sagebrush’s common stock issuable under Sagebrush’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Sagebrush’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options shall be determined and certified by an officer of Sagebrush.  Upon the closing of the Asset Sale, Acquisition Sub assumed certain liabilities of the Company.  The Asset Sale is intended to be tax-free for federal income tax purposes and constitutes a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Under the terms of the Agreement, Sagebrush purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC.  Under the terms of the Agreement Sagebrush acquired:

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

(vii)
all rights, claims and causes of action against third parties resulting from or relating to the operation of the Company’s business and the assets purchased under the Agreement prior to the date of closing, including without limitation, any rights, claims and causes of actions arising under warranties from vendors, patent or trademark infringement claims, insurance and other third parties and the proceeds thereof; and

(viii)
all Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against past, present, and future infringements thereof, and rights to protection of past, present, and future interests therein under the laws of all jurisdictions

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company is expected to liquidate on or prior to July 1, 2012. Sagebrush has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Sagebrush its audited financial statements for the fiscal year ended March 31, 2011. The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation. Sagebrush agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale. Sagebrush has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Sagebrush fails to file or is unable to cause the registration statement to be declared effective.

On August 30, 2011, the Company, through Sagebrush’s wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”).

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and a majority owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, derivative liability, and debt discount, valuation of goodwill, and common stock issued for services.

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

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally three to twenty five years.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s consolidated financial statements.

 In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

RESULTS OF OPERATIONS

Our business began on November 23, 2009. We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $6,072,118 for the three months ended September 30, 2011 as compared to $1,833,789 for the three months ended September 30, 2010. We incurred operating expenses of $8,696,789 for the six months ended September 30, 2011 as compared to $2,155,325 for the six months ended September 30, 2010. The overall increase of $4,238,329 and $6,541,464 in operating expenses during the three and six months ended September 30, 2011, respectively, is primarily attributable to the fact that we were in our early stages of our operations during the prior period. These expenses primarily consisted of general expenses, exploration costs, compensation, consulting and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission. The operating expenses consisted of the following:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Exploration costs	$926,994	$96,475
Professional fees	341,557	51,903
Advertising and marketing	1,139	13,050
Compensation and related taxes	570,667	103,250
Consulting fees	3,947,369	1,470,040
Rent	8,955	10,000
Travel and related expenses	115,915	36,681
Depreciation	94,328	1,326
Other general and administrative	65,194	51,064
Total	$6,072,118	$1,833,789

	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010
Exploration costs	$949,365	$123,168
Professional fees	437,214	70,406
Advertising and marketing	21,812	27,455
Compensation and related taxes	773,242	194,226
Consulting fees	5,947,619	1,552,157
Rent	16,455	27,848
Travel and related expenses	191,159	46,125
Depreciation	97,640	2,651
Other general and administrative	262,283	111,289
Total	$8,696,789	$2,155,325

•
Exploration costs:  For the six months ended September 30, 2011, exploration costs were $949,365, an increase of $826,197, as compared to $123,168 during the six months ended September 30, 2010, which includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. For the three months ended September 30, 2011, exploration costs were $926,944, an increase of $830,519, as compared to $96,475 during the three months ended September 30, 2010. The increase is primarily attributable to exploration costs incurred for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by our majority owned subsidiary, Sagebrush, amounting to $878,829 during the three and six months ended September 30, 2011. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage.

•
Professional fees: For the three and six months ended September 30, 2011, professional fees were $341,557 and $437,214, respectively, which includes fees incurred for audits and legal fees related to public company filing requirements compared to $ 51,903 and $70,406 for the three and six months ended September 30, 2010, respectively. The overall increase of $289,654 and $366,808 for the three and six months ended September 30, 2011, respectively, in professional fees is primarily attributable to an increase in accounting, auditing and legal fees related to public company filing requirements  and  due to the fact that we were in our early stages of our operations during the prior period. Additionally, we paid management fee of $63,025 during the six months ended September 30, 2011 to MJI Resource Management Corp. for the purpose of performing management, operations, legal, accounting, and resource location services.

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three and six months ended September 30, 2011, compensation expense and related taxes were $570,667 and $103,250, respectively, as compared to $773,242 and $194,226 for the three and six months ended September 30, 2010, respectively. This includes the recognition of stock-based compensation expense of $352,929 and $399,729 for the three and six months ended September 30, 2011, respectively, which is attributable to stock options granted to our officers and employees. The overall increase in compensation of $467,417 and $579,016 during the three and six months period ended, respectively, is also primarily attributable to the increase in full time employees of our majority owned subsidiary, Sagebrush, and due to the fact that we were in our early stages of our operations during the prior period.

•
Consulting fees: For the three and six months ended September 30, 2011, we incurred consulting fees of $3,947,369 and $5,947,619, respectively. This includes the issuance of our common stock and stock warrants for services rendered to consultants for investor relations and advisory services valued at $2,418,118 and stock-based compensation expense of $1,228,178 which is attributable to stock options granted to consultants during the six months ended September 30, 2011. The overall increase in consulting fees of $2,477,329 and $4,395,462 during the three and six months ended September 30, 2011, respectively, is also primarily attributable to the amortization of cash prepayments of $364, 265 and $728,829 during the three and six months ended September 30, 2011, respectively, in connection with consulting and investor relation agreements which were amortized over the term of its respective agreements.

•
Rent: For the three and six months ended September 30, 2011, we incurred rent of $8,955 and $16, 455, respectively, as compared to $10,000 and $27,848 during the three and six months ended September 30, 2010, respectively, which were primarily attributable to rental fees of our principal executive offices in Apache Junction, Arizona. The decrease in rent expense of $1,045 and $11,393, during the three and six months periods, respectively, is primarily attributable to a previous office space we rented in California during the six months ended September 30, 2010.

•
Travel and related expenses: Travel expenses increased to $115,915 and $191,159 during the three and six months period September 30, 2011, respectively, from $36,681 and $46,125 during the three and six months ended September 30, 2010, respectively, due to increased conference campaign and business development related travel. Additionally, the overall increase in travel is primarily attributable to the fact that we were in our early stages of our operations during the prior period.

•
Depreciation expense: For the three and six months ended September 30, 2011, depreciation expense was $94,328 and $97,640, respectively, as compared to $1,326 and $2,651 for the three and six months prior period, respectively. The overall increase in depreciation expense of $93,002 and $94,989 during the three and six months ended September 30, 2011, respectively. is primarily attributable due to the increase in depreciation of our property and equipment as a result of the acquisition of the Relief Canyon Mine.

•
Other general and administrative expenses: For the three and six months ended September 30, 2011 other general and administrative expenses were $65,194 and $262,283, respectively, as compared to $51,064 and $111,289 for the three and six months prior periods, respectively, which includes postage, general insurance, automobile, office supplies, utilities and office expenses. The overall increase in general and administrative expenses of $14,130 and $150,994 during the three and six months ended September 30, 2011, respectively, is primarily attributable due to an increase in operations.

Operating Loss from Continuing Operations

We reported operating loss from continuing operations of $6,072,118 for the three and six months ended September 30, 2011, respectively as compared to operating loss from continuing operations of $1,833,789 and $2,155,325 for the three and six months ended September 30, 2010, respectively.

Other Income (Expenses)

Total other income (expense) was $(9,932,478) and $229, respectively, for the three months ended September 30, 2011 and 2010. Total other expense was $(9,925,728) and $948, respectively, for the six months ended September 30, 2011 and 2010. The increase is primarily attributable to:

●
$1,665,933 and $1,667,433 in interest expense for the three and six months ended September 30, 2011. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $1,521,625 and interest on notes payable and convertible promissory notes issued by our majority owned subsidiary, Sagebrush.

●
$5,198,206 derivative expense and $1,687,605 decrease in fair value of derivative liability for the three and six months ended September 30, 2011. We have determined that the terms of the $8 million convertible notes from Platinum and Lakewood include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by us, thus such convertible instrument is accounted for as derivative liability and adjusted to fair value through earnings at each reporting date.

●
$4,761,500 settlement expense for the three and six months ended September 30, 2011. On October 3, 2011, the Company, Sagebrush and each of the holders of the Company’s warrants that exercised their Put Right, entered into an Agreement and Release in which Sagebrush agreed to issue a total of 5,350,000 of its shares of common stock  in exchange for the cancellation of 4,280,000 warrants to purchase shares of Sagebrush’s common stock (equivalent to warrants to purchase 5,350,000 shares of the Company’s common stock) in connection with the settlement of the Put Rights. We recorded accrued liabilities of $4,761,500 and a corresponding settlement expense which was based on the fair market value of Sagebrush shares on October 3, 2011.

Discontinued Operations

In September 2011, our majority owned subsidiary, Sagebrush, decided to discontinue its sports and entertainment business. As a result, Sagebrush will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, Sagebrush disposed its Empire Sports & Entertainment Co. (“Empire”) subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Sagebrush, Empire and Concert International Inc. (“CII”).  Pursuant to the SPA, Sagebrush agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc., for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Sagebrush which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of Sagebrush.

The following table sets forth for the period from July 22, 2011 (Asset purchase agreement date, see Note 3) to September 30, 2011, indicated selected financial data of Sagebrush's discontinued operations of its sports and entertainment business.

September 30, 2011
Revenues	$2,656,534
Cost of sales	4,109,108
Gross profit	(1,452,574)
Operating and other non-operating expenses	(588,537)

Loss from discontinued operations	$(2,041,111)

Disposal of discontinued operations

On September 1, 2011, Sagebrush disposed its Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Sagebrush, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, Sagebrush agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Sagebrush which bears interest at 8% per annum. Such disposal is included in loss from discontinued operations during the six months ended September 30, 2011and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011	554,546
Gain on disposal of discontinued operations, net of tax	1,054,546
Loss from discontinued operations	(2,041,111)
Total loss from discontinued operations, net of tax	$(986,565)

Net loss

We reported a net loss attributable to Continental Resources Group, Inc. of $11,142,108 and $13,759,090 for the three and six months ended September 30, 2011, as compared to $1,833,560 and $2,154,377 for the three and six months ended September 30, 2010.

We reported net loss attributable to non-controlling interest of $5,849,053 and $5,849,992 during the three and six months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2011, we had a cash balance of $1,543,103, restricted cash held in escrow of $4,122,701 and working capital deficit of $10,742,952. We have been funding our operations though the issuance of notes payable and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock for operating capital purposes.  Our balance sheet at September 30, 2011 reflects convertible notes and notes payable amounting to $11,689,104, which bears interest ranging from 5% to 9% per annum.

Our consolidated financial statements from inception (November 23, 2009) through the six months ended September 30, 2011 reported no revenues which is not sufficient to fund our operating expenses. At September 30, 2011, we had a cash balance of $1,543,103 and working capital deficit of $10,742,952.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for 12 months. We presently have no other alternative source of working capital. We do not have revenues to support our daily operations. We have raised significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable during the remainder of fiscal 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating activities

Net cash flows used in operating activities for the for the six months ended September 30, 2011 amounted to $6,572,441 and was primarily attributable to our net loss attributable to Continental Resources Group, Inc. of $13,759,090, offset by depreciation of $97,640, amortization of prepaid services of $3,151,931, amortization of debt discount and deferred financing cost of $1,521,625, stock-based compensation of $1,627,907, impairment of mining rights of $15,000, Settlement expense of $4,761,500, Derivative expense of $5,198,206 and add back total changes in assets and liabilities of $616,333, decrease in fair value of derivative liability of $1,687,605, gain from disposal of discontinued operations of $1,033,230 and non-controlling interest of $5,849,992. This change in assets and liabilities is primarily attributable to an increase in restricted cash of $4,122,701, accounts payable and accrued liabilities of $235,571, liabilities of discontinued operations of $1,148,949 offset by decrease in assets of discontinued operations of $2,024,646.

Net cash flows used in operating activities for the for the six months ended September 30, 2010 amounted to $751,881 and was primarily attributable to our net loss of $2,154,377, offset by depreciation of $2,651, stock based compensation of $1,400,000, and add back total changes in assets and liabilities of $155.

Investing activities

Net cash used in investing activities for the six months ended September 30, 2011 was $9,619,091 and represented an acquisition of mining rights of $15,000, investment in marketable securities of $100,000, payment of reclamation bond of $1,715,629, cash used in acquisition of Relief Canyon Mine of $12,000,000 and the purchase of property and equipment of $18,897 offset by cash acquired in connection with an asset purchase agreement with Sagebrush of $4,230,435.

Net cash used in investing activities for the six months ended September 30, 2010 was $84,330 and represented an acquisition of mining rights of $65,000 and the purchase of property and equipment of $19,330.

Financing activities

         Net cash flows provided by financing activities were $3,351,500 and $0 for the six months ended September 30, 2011 and 2010, respectively. We received net proceeds from the issuance of convertible promissory notes of $1,715,604 and net proceeds from sales of Sagebrush’s common and preferred stock of $4,962,396 offset by payment on note payable of $3,326,500.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Senior convertible note	$8,000,000	$8,000,000	$-	$-	$-
Note payable	611,750	611,750	-	-	-
Note payable – related party	611,750	611,750	-	-	-
Convertible promissory notes	2,365,604	2,365,604	-	-	-
Convertible promissory note - related party	100,000	100,000	-	-	-
Uranium lease agreements	55,076	-	-	-	55,076
Royalty agreement – minimum payments	1,550,000	-	190,000	360,000	1,000,000
Operating lease	234,627	64,764	169,863	-	-

Total Contractual Obligations	$13,528,807	$11,753,868	$359,863	360,000	$1,055,076

Uranium Lease Agreements

In connection with the execution of the Membership Interests Sale Agreements of Secure Energy LLC, we acquired the following Uranium lease agreements:

1)	Slope County, North Dakota, Lease 1 and 2

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

Royalty agreements - Absaroka

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

Royalty Agreement – F.R.O.G. Consulting LLC

On May 24, 2011, Sagebrush, through its subsidiary, Arttor Gold, entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. Sagebrush may terminate these leases at any time.

Sagebrush is required under the terms of our property lease to make annual lease payments. Sagebrush is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Sagebrush fails to meet these obligations, it will lose the right to explore for gold on its property.

Until production is achieved, Sagebrush’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that Sagebrush produces gold or other minerals from these leases, Sagebrush’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that Sagebrush recovers. Sagebrush has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, Sagebrush may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires Sagebrush to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

Sagebrush is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If Sagebrush fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $151 per claim, consisting of payments to the Bureau of Land Management and to the counties in which Sagebrush’s properties are located. Sagebrush’s property consists of an aggregate of 305 lode claims. The aggregate annual claim maintenance costs are currently approximately $46,000.

On July 15, 2011, Sagebrush (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the Chief Geologist of Arttor Gold.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2011. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and Sagebrush (formerly “The Empire Sports & Entertainment Holdings Co.”) in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that Sagebrush failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of Sagebrush.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, Sagebrush filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  Sagebrush filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for reargument.  On October 26, 2011, an arbitration proceeding was commenced.

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against Sagebrush in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff sought to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of the Company. On July 22, 2011, Sagebrush acquired all of the assets of the Company through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of the Company’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the warrant for the Black Scholes value thereof. The plaintiff sued for damages of approximately $128,000 plus attorneys’ fees and costs. On September 23, 2011, Sagebrush entered into a mutual release agreement (the “Release Agreement”) with the Company, AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).  The Release Agreement provides that the Company and Sagebrush, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, Sagebrush, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for Sagebrush a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the court.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - [REMOVED AND RESERVED.]

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

31.1	Certification by Principal Executive Officer and, Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and, Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from Continental Resources Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (Extensible Business Reporting Language).

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of  1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Continental Resources Group, Inc.

Dated: November 18, 2011	By:	/s/ Joshua Bleak
Joshua Bleak, President and Chief Executive Officer (principal executive officer and, principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

31.2	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

101**	The following materials from Continental Resources Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (Extensible Business Reporting Language).

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.