Form 10-Q/A
period 2011-09-30
Continental Resources Group, Inc.
filed 2012-04-02
CIK 1430975

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

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on November 18, 2011. On March 27, 2012, Continental Resources Group, Inc. (the “Company”, “we”, “us”, or “our”) was advised by KBL LLP, the Company’s independent registered accounting firm that the unaudited consolidated financial statements for the three and six months ended September 30, 2011 included in our Quarterly Report on Form 10-Q for that period could no longer be relied upon. This restatement relates to the proper accounting treatment for the acquisition of the net assets consisting primarily of cash of the Company on July 22, 2011 by Pershing Gold Corporation (“Pershing”) pursuant to an Asset Purchase Agreement whereby Pershing issued 76,095,214 shares of its common stock, par value $0.0001 per share (the “Common Stock”) as consideration for such assets (the “Asset Purchase”). In preparation for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011, we determined that the Company will be amending certain footnote disclosures related to the Asset Purchase transaction. We have included a disclosure regarding the accounting recognition of the Asset Purchase transaction by Pershing which value of the consideration were accounted under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. Pershing deemed that the fair value of the net asset of the Company amounting to $14,857,676 is more clearly evident and more reliable measurement basis.

Additionally, we 1) reclassified previously recorded fair value of certain property and equipment to goodwill in connection with the acquisition of the Relief Canyon Mine; 2) corrected the amortization of stock-based expense to reverse an over accrual of previously recorded stock-based expense and such effect of the reduction of stock based expense in non-controlling interest.

Accordingly, we restated our unaudited interim consolidated balance sheet, statement of operations, and statement of cash flows as of and for the periods ended September 30, 2011 herein.  All of the respective restatement adjustments are non-cash in nature. These adjustments resulted in an decrease in our total paid in capital and accumulated deficit of $309,931 as of September 30, 2011, and a reduction in our net loss of $493,206 for the three and six months ended September 30, 2011 and for the period from inception (November 23, 2009) through September 30, 2011, respectively.  We believe that the accounting in connection with the Asset Purchase transaction with and all related matters are now correctly recorded and presented in accordance with ASC 805 on our consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows included herein. Additionally, we restated the basic and diluted loss per share calculation for the periods herein and certain disclosure in the notes to the condensed consolidated financial statements and management’s discussion and analysis.

Please see Note 16 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of this restatement.

This Amendment No. 1 to the Form 10-Q for the period ended September 31, 2011 contains currently dated certifications as Exhibits 31.1 and 32.1. No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended September 30, 2011 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

On July 22, 2011, the Company sold substantially all of its assets to Pershing, formerly Sagebrush Gold Ltd. and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”). Among other consideration tendered for the sale of the Company’s assets, Pershing issued 76,095,214 shares of its common stock to the Company, to be subsequently issued to the Company’s shareholders pursuant to the Asset Purchase Agreement, which constitutes the Company’s plan of liquidation.  The 76,095,214 shares issued to the Company accounted for approximately 67% of the total issued and outstanding stock of Pershing as of July 22, 2011 and the Company became the parent company of Pershing. As of September 30, 2011, the Company holds 62.84% of interest in Pershing. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Pershing and its subsidiaries, as of September 30, 2011.  Unless specifically set forth to the contrary, “Continental”, the “Company”, “Pershing”, “we”, “us”, “our”, and similar terms refer to Continental Resources Group, Inc., a Delaware corporation, and its subsidiary (Pershing and its subsidiaries).

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(UNAUDITED)
	(Restated - See Note 16)

ASSETS

Current assets:
Cash	$1,543,103	$14,383,452
Restricted cash	4,122,701	-
Marketable securities available for sale	150,000	-
Note receivable	500,000	-
Other receivables	29,258	-
Prepaid expenses - current portion	1,115,949	3,280,863
Deferred financing cost	245,015	-
Deposit - current portion	-	50,000
Assets of discontinued operations - current portion	123,250	-

Total current assets	7,829,276	17,714,315

Other assets:
Prepaid expenses - long term portion	40,250	45,234
Property and equipment, net	8,609,914	31,728
Mining rights	2,000	-
Goodwill	8,499,071	-
Reclamation bond deposit	4,557,629	-
Deposit - long term portion	51,000	-
Assets of discontinued operations - long term portion	8,509	-

Total Assets	$29,597,649	$17,791,277

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,471,439	$165,648
Senior convertible promissory note, net of debt discount	266,667	-
Convertible promissory notes, net of debt discount	457,771	-
Convertible promissory note - related party, net of debt discount	66,027	-
Note payable, net of debt discount	391,735	50,000
Note payable - related party, net of debt discount	391,735	-
Derivative liability	11,510,601	-
Liabilities of discontinued operation	16,253	-
Total liabilities	18,572,228	215,648

Stockholders' Equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 95,119,018 issued and outstanding
at September 30, 2011 and 93,519,018 issued and
outstanding at March 31, 2011	9,512	9,352
Additional paid-in capital	31,873,648	24,267,544
Common stock, $.0001 par value, none to
be issued at September 30, 2011 and 850,000 shares to
be issued at March 31, 2011	-	955,000
Accumulated deficit	(24,376,828)	(7,643,273)
Accumulated other comprehensive income - investment in marketable securities	50,000	-
Accumulated other comprehensive loss - cumulative foreign currency translation adjustment	(317)	-
Total Continental Resources Group, Inc. deficit	7,556,015	17,588,623

Non-controlling interest in subsidiary	3,469,406	(12,994)
Total stockholders' equity	11,025,421	17,575,629

Total liabilities and stockholders' equity	$29,597,649	$17,791,277

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO SEPTEMBER 30, 2011 (UNAUDITED)
	(Restated - See Note 16)		(Restated - See Note 16)		(Restated - See Note 16)

Revenues	$-	$-	$-	$-	$-

Expenses
Exploration costs	926,994	96,475	949,365	123,168	1,173,460
Impairment of mining rights	-	-	15,000	-	459,200
Impairment of goodwill	-	-	-	-	3,065,014
Depreciation	94,328	1,326	97,640	2,651	104,578
Compensation and related taxes	570,667	103,250	773,242	194,226	1,408,241
Professional and consulting	3,795,720	1,521,943	5,891,627	1,622,563	8,790,706
General and administrative	191,203	110,795	476,709	212,717	1,514,089
Total operating expenses	5,578,912	1,833,789	8,203,583	2,155,325	16,515,288

Operating loss from continuing operations	(5,578,912)	(1,833,789)	(8,203,583)	(2,155,325)	(16,515,288)

Other income (expenses)
Interest expense	(1,665,933)	-	(1,667,433)	-	(1,751,856)
Derivative expense	(5,198,206)	-	(5,198,206)	-	(5,198,206)
Change in fair value of derivative liability	1,687,605	-	1,687,605	-	1,687,605
Settlement expense	(4,761,500)	-	(4,761,500)	-	(4,761,500)
Interest income	5,556	229	13,806	948	19,202
Total other income (expenses)	(9,932,478)	229	(9,925,728)	948	(10,004,755)

Loss from continuing operations before provision for income taxes	(15,511,390)	(1,833,560)	(18,129,311)	(2,154,377)	(26,520,043)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(15,511,390)	(1,833,560)	(18,129,311)	(2,154,377)	(26,520,043)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(986,565)	-	(986,565)	-	(986,565)

Net loss	(16,497,955)	(1,833,560)	(19,115,876)	(2,154,377)	(27,506,608)

Less: Net loss attributable to non-controlling interest	5,665,778	-	5,666,717	-	6,414,176

Net loss attributable to Continental Resources Group, Inc.	(10,832,177)	(1,833,560)	(13,449,159)	(2,154,377)	(21,092,432)

Subsidiary's deemed preferred stock dividends	(3,284,396)	-	(3,284,396)	-	(3,284,396)

Net loss available to common stockholders	$(14,116,573)	$(1,833,560)	$(16,733,555)	$(2,154,377)	$(24,376,828)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.16)	$(0.04)	$(0.19)	$(0.04)	$(0.41)
Loss from discontinued operations	$(0.01)	$-	$(0.01)	$-	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	95,055,831	50,699,448	94,897,315	50,614,318	65,244,196

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO SEPTEMBER 30, 2011 (UNAUDITED)
	(Restated - See Note 16)		(Restated - See Note 16)
Cash flows from operating activities:
Net loss attributable to Continental Resources Group, Inc.	$(13,449,159)	$(2,154,377)	$(21,092,432)
Adjustments to reconcile net loss attributable to Continental Resources Group, Inc. to net cash used in operating activities:
Depreciation	97,640	2,651	104,578
Amortization of prepaid expenses	733,813	-	733,813
Amortization of prepaid expense in connection with the issuance of warrants issued for prepaid services	1,479,618	-	1,972,824
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	938,500	-	1,186,500
Amortization of debt discounts and deferred financing cost	1,521,625	-	1,521,625
Stock based compensation on options granted	1,134,701	-	1,371,301
Consulting fees paid by issuance of common stock	-	-	36,000
Common stock issued for directors' compensation	-	-	49,000
Impairment of goodwill	-	-	3,065,014
Non-controlling interest	(5,666,717)	-	(6,414,176)
Amortization of debt discount	-	-	76,000
Common stock issued for services	-	1,400,000	1,400,000
Settlement expense	4,761,500	-	4,761,500
Gain from disposal of discontinued operations	(1,033,230)	-	(1,033,230)
Derivative expense	5,198,206	-	5,198,206
Change in fair value of derivative liability	(1,687,605)	-	(1,687,605)
Impairment of mining rights	15,000	-	459,200

Changes in operating assets and liabilities
(Increase) in restricted cash	(4,122,701)	-	(4,122,701)
(Increase) in other receivable	(3,333)	-	(3,333)
(Increase) decrease in prepaid expenses - current portion	48,441	18,000	(507,029)
Decrease in assets of discontinued operations - current portion	2,024,646	-	2,024,646
(Increase) decrease in deposits - current portion	50,000	(15,097)	-
Decrease in prepaid expenses - long term portion	-	-	417
Decrease in assets of discontinued operations - long term portion	2,094	-	2,094
Increase (decrease) in accounts payable and accrued liabilities	235,571	(3,058)	350,962
Increase in liabilities of discontinued operation	1,148,949	-	1,148,949

Net cash used in operating activities	(6,572,441)	(751,881)	(9,397,877)

Cash flows from investing activities:
Acquisition of mining rights	(15,000)	(65,000)	(289,200)
Investment in marketable securities available for sale	(100,000)	-	(100,000)
Increase in reclamation bond deposit	(1,715,629)	-	(1,715,629)
Cash used in acquisition of Gold Acquisition	(12,000,000)	-	(12,000,000)
Cash and restricted cash acquired in connection with the asset purchase agreement entered into with a majority owned subsidiary	4,230,435	-	4,230,435
Acquisition of Secure Energy LLC (cash portion)	-	-	(59,959)
Purchase of office equipment and vehicle	(18,897)	(19,330)	(57,563)
Net cash used in investing activities	(9,619,091)	(84,330)	(9,991,916)

Cash flows from financing activities:
Proceeds from convertible promissory notes	1,715,604	-	1,815,604
Payments on note payable	(3,326,500)	-	(3,326,500)
Payment of convertible promissory note	-	-	(50,000)
Proceeds from sale of subsidiary's preferred stock	3,284,396	-	3,284,396
Proceeds from sale of subsidiary's common stock	1,678,000	-	1,678,000
Proceeds from sale of common stock, net of issuance cost	-	-	17,531,713
Net cash provided by financing activities	3,351,500	-	20,933,213

EFFECT OF EXCHANGE RATE ON CASH	(317)	-	(317)

Net increase in cash	(12,840,349)	(836,211)	1,543,103

Cash at beginning of year	14,383,452	962,392	-

Cash at end of period	$1,543,103	$126,181	$1,543,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$2,250
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$1,715,604	$-	$1,756,604
Debt discount in connection with the conversion of convertible promissory notes into a qualified financing	$-	$-	$35,000
Issuance of common stock for conversion of convertible promissory notes and accrued interest	$-	$-	$50,416
Stock warrants issued for prepaid services	$-	$-	$2,712,632
Issuance of common stock in connection with the acquisition of Secure Energy, LLC	$-	$-	$2,960,000
Assumption of note payable in connection with the acquisition of Secure Energy, LLC	$-	$-	$50,000
Common stock to be issued for prepaid services	$-	$-	$744,000
Issuance of common stock for purchase of mining rights	$-	$-	$170,000
Subsidiary's preferred stock deemed dividend	$3,284,396	$-	$3,284,396
Issuance of a note payable in connection with the acquisition of business	$8,000,000	$-	$8,000,000
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$2,842,000	$-	$2,842,000
Purchase of property and equipment of Gold Acquisition upon acquisition	$9,508,003	$-	$9,508,003
Purchase of mining rights of Gold Acquisition upon acquisition	$2,000	$-	$2,000

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

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

On July 22, 2011, the Company, Pershing Gold Corporation (“Pershing”) formerly Sagebrush Gold Ltd and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement (the “Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.  After giving effect to the foregoing, Pershing issued 76,095,214 shares of its Common Stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and the Company became the parent company of Pershing. As of September 30, 2011, the Company holds 62.84% of interest in Pershing. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Pershing and its subsidiaries, as of September 30, 2011.

 On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood” and collectively with Platinum, the “Sellers”).

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

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Continental Resources Group, Inc. of $13,449,159 for the six months ended September 30, 2011 and cumulative net losses of approximately $24.4 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its subsidiary. The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Pershing (62.84% controlling interest), as of September 30, 2011. In connection with the asset purchase agreement with Pershing, the Company included the operating results of Pershing beginning July 22, 2011 in the accompanying statements of operations for the six months ended September 30, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2011, the Company recorded a non-controlling interest balance of $3,469,406 in connection with our majority-owned subsidiary, Pershing as reflected in the accompanying consolidated balance sheets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of Pershing’s former majority owned subsidiary, Capital Hoedown, is the Canadian dollar (“CAN”), the official currency of Canada. Capital accounts of the consolidated financial statements are translated into United States dollars from CAN at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the period from July 22, 2011 (Asset purchase agreement date with Pershing) to September 30, 2011. A summary of the conversion rates for the periods presented is as follows:

September 30, 2011
Period end CAN: U.S. dollar exchange rate	0.9682
Average exchange rates from July 22, 2011 to September 30, 2011CAN: U.S. dollar exchange rate	1.016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Six months ended September 30, 2011	Six months ended September 30, 2010	Period from Inception November 23, 2009 to September 30, 2011
Numerator: Loss from continuing operations	$(18,129,311)	$(2,154,377)	$(26,520,043)
Loss from discontinued operations	$(986,565)	$-	$(986,565)
Denominator:
Denominator for basic loss per share (weighted-average shares)	94,897,315	50,614,318	65,244,196
Denominator for dilutive loss per share (weighted-average shares)	115,078,523	57,684,318	85,425,404
Loss per common share, basic and diluted:
Loss from continuing operations	$(0.19)	$(0.04)	$(0.41)
Loss from discontinued operations	$(0.01)	$-	$(0.02)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following sets forth the computation of weighted-average common shares outstanding basic and diluted:

	Six months ended September 30, 2011	Six months ended September 30, 2010	Period from Inception November 23, 2009 to September 30, 2011
Weighted-average common shares outstanding (Basic)	94,897,315	50,614,318	65,244,196

Equivalents
Convertible promissory notes – Embedded conversion feature	20,181,208	3,350,000	20,181,208
Warrants	-	3,720,000	-
Weighted-average common shares outstanding (Diluted)	115,078,523	57,684,318	85,425,404

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

NOTE 3 – ACQUISITIONS

SECURE ENERGY LLC

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation (“Prospect”) and Gordon R. Haworth (“Haworth”) for the purchase of 51.35549% and 24.32225% of the membership interests of Secure Energy LLC, a North Dakota limited liability company (“Secure Energy”). The Company paid $60,000 cash and issued 2,725,000 shares of the Company’s common stock to Prospect and assumed certain obligations and liabilities of Prospect in the approximate amount of $80,000, and issued 975,000 shares of the Company’s common stock to Haworth. Upon closing of this transaction on March 17, 2011, Secure Energy became a majority-owned subsidiary of the Company. On July 22, 2011, under the terms of the asset purchase agreement, Pershing purchased from the Company the membership interest of 75.68% in Secure Energy. As such, Secure Energy became a majority-owned subsidiary of Pershing.

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

On July 22, 2011, in connection with the asset purchase agreement with Pershing and Acquisition Sub pursuant to which Acquisition Sub purchased substantially all of the assets of the Company including the majority voting interest of   75.68% in Secure Energy.

NOTE 3 – ACQUISITIONS (continued)

Unaudited pro forma results of operations data as if the Company and Secure Energy had occurred are as follows:

	The Company and Secure Energy for the six months ended September 30, 2011	The Company and Secure Energy for the six months ended September 30, 2010	The Company and Secure Energy from November 23, 2009 (Inception date) to September 30, 2011
Pro forma revenues	$-	$-	$-
Pro forma loss from operations	(8,203,583)	(2,172,483)	(19,625,649)
Pro forma net loss	(19,115,876)	(2,171,535)	(30,560,623)
Pro forma loss per share	$(0.20)	$(0.04)	$(0.47)
Pro forma diluted loss per share	$(0.210)	$(0.04)	$(0.47)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

PERSHING GOLD CORPORATION

On July 22, 2011, the Company, Pershing and Acquisition Sub, entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.  After giving effect to the foregoing, Pershing issued 76,095,214 shares of its common stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and the Company became the Parent Company of Pershing. As of September 30, 2011, the Company holds 62.84% of interest in Pershing. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Pershing and its subsidiaries, as of September 30, 2011.

Pershing accounted the value of the consideration under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. Pershing deemed that the fair value of the net asset of the Company amounting to $14,857,676 is more clearly evident and more reliable measurement basis.

NOTE 3 – ACQUISITIONS (continued)

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company is expected to liquidate on or prior to July 1, 2012. Pershing has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Pershing its audited financial statements for the fiscal year ended March 31, 2011. The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation. Pershing agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale. Pershing has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Pershing fails to file or is unable to cause the registration statement to be declared effective.

GOLD ACQUISITION CORP.

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition, acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood” and collectively with Platinum, the “Sellers”).The Company acquired Relief Canyon, a previously operating gold mine owned by Firstgold Corp. (“Firstgold”) (previously named Newgold, Inc.). The Relief Canyon mining project is located to the northeast of Reno, Nevada. Firstgold was founded in 1995 and on or about January 27, 2010, Firstgold filed a voluntary petition (the “Case”) under chapter 11 of title 11 of the United States Code commencing Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum (as collateral agent) was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  The Relief Canyon Mining Assets, as described in the APA, include any rights of Firstgold in any reclamation bonds or funds on deposit with the Bureau of Land Management pertaining to the Relief Canyon Mine, in an amount of approximately $2.8 million.  On August 30, 2011, pursuant to the Sale Order, the Company purchased 100% of the Relief Canyon Mining Assets through Gold Acquisition’s acquisition of Platinum's rights under the APA which acquisition includes mining and mill-site claims. Accordingly, no unaudited pro forma results of operations data are available for this asset acquisition.

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

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of Pershing’s wholly owned subsidiary, Gold Acquisition. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Reclamation bond	$2,842,000
Property and equipment	8,656,929
Mining rights	2,000
Goodwill	8,499,071
Net purchase price	$20,000,000

NOTE 4 – DISCONTINUED OPERATIONS

In September 2011, the Company’s majority owned subsidiary, Pershing, decided to discontinue its sports and entertainment business. As a result, Pershing will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, Pershing disposed of its Empire Sports & Entertainment Co. (“Empire”) subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Pershing, Empire and Concert International Inc. (“CII”).  Pursuant to the SPA, Pershing agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc., for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Pershing which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of Pershing. As of September 30, 2011, note receivable amounted to $500,000 and interest receivable of $3,333 was included in other receivables.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business of Pershing.  The carrying amounts of the major classes of these assets and liabilities as of September 30, 2011 are summarized as follows:

September 30,
2011
Assets:
Accounts receivable, net	$66,500
Notes and loan receivable	16,750
Deposits	48,509
Assets of discontinued operations	131,759
Liabilities: Accounts payables and accrued expenses	$(16,253)
Liabilities of discontinued operations	$16,253

The following table sets forth for the period from July 22, 2011 (Asset purchase agreement date, see Note 1) to September 30, 2011, indicated selected financial data of Pershing's discontinued operations of its sports and entertainment business.

September 30, 2011
Revenues	$2,656,534
Cost of sales	4,109,108
Gross profit	(1,452,574)
Operating and other non-operating expenses	(588,537)

Loss from discontinued operations	$(2,041,111)

NOTE 4 – DISCONTINUED OPERATIONS (continued)

Disposal of discontinued operations

On September 1, 2011, Pershing disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Pershing, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, Pershing agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Pershing which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of Pershing

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2011 (Unaudited)	March 31, 2011
Furniture and fixtures	5 years	$20,000	$14,057
Office and computer equipments	5 years	20,792	2,330
Land	-	266,977	-
Building and improvements	5 - 25 years	727,965	-
Site costs	10 years	1,272,732	-
Crushing system	20 years	2,256,943	-
Process plant and equipments	10 years	3,113,559	-
Vehicles and mining equipments	5 - 10 years	1,028,586	36,336
		8,707,554	38,666
Less: accumulated depreciation		(97,640)	(6,938)

		$8,609,914	$31,728

Depreciation expense for the six months ended September 30, 2011 and 2010 was $97,640 and $2,651, respectively.

NOTE 7 - MINERAL CLAIMS

Through Pershing’s wholly-owned subsidiary, Acquisition Sub, and was formed in July 2011 to purchase substantially all of the assets of the Company. These assets include the following mineral claims:

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

NOTE 7 - MINERAL CLAIMS (continued)

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

NOTE 7 - MINERAL CLAIMS (continued)

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

Uranium exploration has been occurring in the area since the 1950s by a number of mining companies, including Coso Uranium, Inc., Ontario Minerals Company, Western Nuclear, Pioneer Nuclear, Federal Resources Corp., and Union Pacific/Rocky Mountain Energy Corp.  Previous uranium exploration and prospecting on the Coso property includes geologic mapping, pitting, adits, radon cup surveys, airbone geophysics and drilling.  Our preliminary field observations of the geology and historical working appear to corroborate the historical literature.  These historical exploration programs have identified specific exploration targets on the property.  All previous work has been exploratory in nature and no mineral extraction or processing facilities have been constructed.  The exploration activities have resulted in over 400 known exploration holes, down hole gamma log data on the drill holes, chemical assay data, and airborne radiometric surveys, and metallurgical testing to determine amenability to leaching.

The property is undeveloped, and there are no facilities or structures.  There are a number of adits and trenches from previous exploration activities as well as more than 400 exploration drill holes.

NOTE 7 - MINERAL CLAIMS (continued)

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

NOTE 7 - MINERAL CLAIMS (continued)

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

NOTE 7 - MINERAL CLAIMS (continued)

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

NOTE 8 – SENIOR CONVERTIBLE PROMISSORY NOTES

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition acquired the Relief Canyon Mine located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum and Lakewood (“Lakewood” and collectively with Platinum, the “Sellers”).

The Notes are joint and several obligations of Pershing and Gold Acquisition and bear interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of: (i) 3 months after the Company or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the Note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.  The Notes may be pre-paid, in full or in part (but in no case, in an amount less than $250,000) at a price equal to 110% of the aggregate principal amount of the Notes plus all accrued and unpaid interest thereon at the election of the Company, and after the occurrence of certain events at the election of Platinum or Lakewood.  The Notes are convertible into shares of the Company’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.  The Notes contain customary provisions regarding occurrences that give rise to defaults under the Notes, including actions permitted to be taken in the event of default, cross default provisions and provision for default interest rates, and recovery of costs of collection.  Lakewood has agreed under the Notes to be governed by all waivers, consents and amendments agreed to by Platinum.  Platinum serves as Collateral Agent with respect to all matters relating to the collateral for the Notes.  Repayment of the Notes is secured by all of assets of Gold Acquisition and a pledge by the Company of 100% of the stock of Gold Acquisition held by the Company pursuant to a security agreement and stock pledge agreement. The Notes contain usual and customary “Events of Default” as defined in the senior secured convertible promissory note agreement. On September 14, 2011, the conversion price of the Company’s $8 million senior convertible promissory notes was adjusted to $0.50 per share as a result of certain anti-dilution provisions contained therein due to the issuance of a certain convertible promissory note (see Note 9).

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

On February 1, 2011, the Company’s majority owned subsidiary, Pershing, raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Pershing’s Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of Pershing’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, Pershing issued 750,000 shares of its common stock. The Company valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (continued)

In accordance with ASC 470-20-25, the convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. In addition the Company allocated the proceeds received from such financing transaction to the convertible promissory note and the detached 750,000 shares of Pershing’s common stock on a relative fair value basis in accordance with ASC 470 -20 “Debt with Conversion and Other Options”. Therefore the portion of proceeds allocated to the convertible debentures and the detached common stock amounted to $750,000 and was determined based on the relative fair values of each instruments at the time of issuance.  Consequently the Company recorded a debt discount of $750,000 which is limited to the amount of proceeds and is being amortized over the term of the convertible promissory notes. The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.

The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. As of September 30, 2011, accrued interest on these convertible promissory notes amounted to $24,812.

On September 14, 2011, the Company’s majority owned subsidiary, Pershing, sold $1,715,604 of its 9% secured promissory note (the “Note”). The proceeds of the Note have been used to post additional bonds with the Bureau of Land Management (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Company’s Relief Canyon Mining property located in Antelope Springs Nevada. The Note is the joint and several obligation of Pershing and Gold Acquisition Corp. Principal and interest under the Note is payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum Long Term Growth LLC and Lakewood Group LLC. The Note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the Note plus all accrued and unpaid interest thereon at the election of the Company. The Note is convertible into shares of Pershing’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. On and after an Event of Default, as defined in the Note, the Note may be declared by the holder to be due and payable and the full amount thereof accelerated. In such event: (i) the entire unpaid principal balance of the Note multiplied by two (2) and (ii) all interest accrued thereon, shall become immediately due and payable as the non-exclusive remedy of the Note holder. Following a default, interest on the Note will accrue at a rate of 18% per annum. The Note is subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which the Note holder is intended to have a first priority senior security interest. The Note is also secured by a pledge of 100% of the stock of Gold Acquisition Corp. held by Pershing. The Note may be prepaid upon the occurrence of a Qualified Financing, as defined in the Note, of at least $1,715,604. Certain holders of senior secured indebtedness of Pershing (including Pershing’s Chairman of the Board, Barry Honig) agreed to subordinate certain senior obligations of Pershing to the prior payment of all obligations under the Note.

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

NOTE 10 – NOTES PAYABLE

In February 2011, Pershing, Empire Sports & Entertainment Co. (“Empire”) and Pershing’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Pershing’s Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders. The loan shall be used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and mature on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with Pershing’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of Pershing’s designated Series A Preferred Stock, convertible into one share each of Pershing’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying Pershing’s common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. On May 4, 2011, 1,500,000 of these preferred shares were converted into Pershing’s common stock. During August 2011, the revenues from the Events did not exceed its costs and accordingly the Company is indebted to the lenders, including the Chairman of Pershing, and the Credit Facility Agreement may be in default after accounting for the revenues from the Events.  As a result, the obligations under the Contribution Agreements became obligations of the parties thereto to each other. Between August 2011 and September 2011, the Company paid a total of $3,276,500 ($1,638,250 to each lender) and such amount reduced the principal balance of these notes.

NOTE 10 – NOTES PAYABLE (continued)

On August 26, 2011, the lenders (including the Chairman of Pershing) entered into a Side Letter with Platinum under which such lenders agreed to subordinate any obligations of the Company or its subsidiaries to such lenders to the interests of Platinum and Lakewood under the notes.  As a result, the agreements dated as of February 23, 2011 (as amended) including that certain Credit Facility Agreement by and among the Company, The Empire Sports & Entertainment, Co., and EXCX Funding Corp., and the lenders, were further amended to permit entry into the Notes and in order to permit Platinum and Lakewood to maintain a senior secured position with respect to the assets of Gold Acquisition and in the shares of Gold Acquisition senior to the lenders.

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

For the six months ended September 30, 2011, amortization of debt discount and deferred financing cost amounted to $1,037,324 and was included in interest expense. As of September 30, 2011, deferred financing cost amounted to $220,015 in connection with the issuance of Pershing’s Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

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

NOTE 11 – DERIVATIVE LIABILITY (continued)

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

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2011

Expected volatility - Pershing	112% - 193%
Expected term	2.5 Years
Risk-free interest rate	0.33% - 0.42%
Expected dividend yield	0%

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

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

Pershing’s Equity Transactions

On September 29, 2011, Pershing sold 3,284,396 shares of its newly designated Series C Convertible Preferred Stock and two-year warrants (the “Preferred Warrants”) to purchase 9,853,188 shares of Pershing’s Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. Each share of Pershing’s preferred stock is convertible into shares of its common stock at a conversion price of $0.50 per share, subject to adjustment in the event Pershing issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The Preferred Stock has a stated value of $1.50 per share (the “Stated Value”). In the event of the liquidation, dissolution or winding up of the business of Pershing, each share of Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the Stated Value. The Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, Pershing issued 4,429,415 shares of its common stock in connection with the exercise of the 9,853,188 Pershing’s Preferred Warrants on a cashless basis.

In accordance with ASC 505 (“Equity - Dividends and Stock Splits”), Pershing’s Series C Convertible Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series C Convertible Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series C Convertible Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend. In connection with the initial sales of Pershing’s Series C Preferred Stock, the initial estimated fair values allocated to the ECF were $1,172,999 and the fair value allocated to Pershing’s warrants of $ 2,111,397 was recorded as a deemed dividend of Pershing on September 29, 2011.

The assumptions used valuing Pershing’s warrants include:

Risk free interest rate (annual)	0.27%
Expected volatility	112%
Expected life	2 Years
Assumed dividends	none

In September 2011, Pershing sold $1,678,000 of its Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,356,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Pershing’s Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Pershing’s Common Stock at an exercise price of $0.60 per share. These warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. These warrants may be exercised on a cashless basis if at any time at 100% of Pershing’s closing price for the common stock on the business day immediately prior to the exercise. In September 2011, Pershing issued 866,065 shares of its common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis.

For the six months ended September 30, 2011, the Company recorded stock-based compensation expense of $86,083 and stock based consulting expense of $64,375 in connection with Pershing’s vested stock options.

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

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

On July 22, 2011, the Company’s majority owned subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Company, Pershing, and Acquisition Sub (see Note 1). Under the terms of the Agreement, Pershing purchased from the Company substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. As part of the purchase consideration, Pershing assumed the Company’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing shall deliver to the Company’s option holders, options to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which shall be equal to one option to purchase eight shares of Pershing’s common stock for every option to purchase 10 shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The 2,248,000 9-year options to purchase shares of Pershing’s common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. Additionally, the Company recognized stock based compensation of $298,780 which represents the portion of Pershing’s vested replacement option awards attributable to post-combination services related to the assumption of the stock options of the Company which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees).

During the six months ended September 30, 2011, 375,000 options were forfeited in accordance with the termination of employee and consultant relationships.

A summary of the stock options as of September 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period	3,185,000	$0.25	9.50
Granted	-	-	-
Assumed by Pershing (see Note above)	(2,810,000)	0.25	9.17
Exercised	-	-	-
Forfeited	(375,000)	-	-
Balance outstanding at September 30, 2011	-	$-	-

Options vested and exercisable at September 30, 2011	-	$-
Weighted average fair value of options granted during the period		$-

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

A summary of Pershing’s stock options as of September 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period - Pershing	2,850,000	$0.60	9.45
Granted to Pershing’s employees	400,000	0.88	9.75
Granted to Continental’s option holders (see Note above)	2,248,000	1.42	9.00
Exercised	-	-	-
Forfeited	(1,100,000)	0.62	8.95
Cancelled	-	-	-
Balance outstanding at September 30, 2011- Pershing	4,398,000	$1.05	9.37

Options exercisable at end of period - Pershing	-	$-
Options expected to vest - Pershing	1,969,067
Weighted average fair value of options granted during the period - Pershing		$1.09

Pershing’s stock options outstanding at September 30, 2011 as disclosed in the above table have approximately $668,000 intrinsic value at the end of the period.

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

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to an affiliated consulting company in connection with an 11 month consulting agreement. Pershing’s Chairman of the Board of Directors is the President of the affiliated consulting company. The 4,000,000 warrants were valued on the grant date at approximately $0.68 per warrant or a total of $2,712,632 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.69 per share, volatility of 206% (estimated using volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 2.02%. The Company has recognized stock based consulting expense of $493,206 during the fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $1,479,618 and prepaid expense of $739,808 during the six months ended September 30, 2011.

On July 22, 2011, the Company’s majority owned subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Company, Pershing, and Acquisition Sub (see Note 1). Under the terms of the Agreement, Pershing purchased from the Company substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. As part of the purchase consideration, Pershing assumed the outstanding warrants to purchase shares of the Company’s common stock such that Pershing shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock which shall be equal to one warrant to purchase eight shares of Pershing’s common stock for every warrant to purchase ten shares of the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants. The assumption of the Company’s stock warrants was replaced with Pershing’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and assignees which are subject to a vesting schedule based on the warrant holder's continued services and Pershing’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock. Additionally, the Company recognized stock based compensation of $611,663 which represents the portion of Pershing’s vested replacement warrants awards attributable to post-combination services related to the assumption of the stock warrants of the Company which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees).

Out of the warrants to purchase 41,566,999 shares of Pershing’s common stock discussed above, currently a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby Pershing's Chairman of the Board of directors is the President of the affiliated company.

A summary of the status of the Company's outstanding stock warrants as of September 30, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	51,958,749	$0.49
Granted	-	-
Assumed by Pershing (see Note above)	(51,958,749)	0.49
Exercised/Forfeited	-	-
Balance at September 30, 2011	-	$-

Warrants exercisable at September 30, 2011	-	$-
Weighted average fair value of options granted during the six months ended September 30, 2011		$-

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

A summary of the status of Pershing’s outstanding stock warrants as of September 30, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period - Pershing	-	$-
Granted to third parties	11,531,188	0.60
Granted to Continental’s warrant holders (see Note above)	41,566,999	2.84
Exercised	(11,531,188)	0.60
Balance at September 30, 2011 - Pershing	41,566,999	$2.84

Warrants exercisable at September 30, 2011 - Pershing	41,566,999	$2.84
Weighted average fair value of options granted during the six months ended September 30, 2011 - Pershing		$1.06

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

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to an affiliated consulting company in connection with an 11 month consulting agreement. Pershing’s Chairman of the Board of Directors is the President of the affiliated consulting company.

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

On February 1, 2011, Pershing raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Pershing’s Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of Pershing’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012 (see Note 8).

In February 2011, Pershing, Empire and Pershing’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Pershing’s Chairman of the Board of Directors. Pershing’s Chairman funded $2,250,000 under this Credit Facility Agreement (see Note 9).

On July 18, 2011, Pershing borrowed $2,000,000 and issued the Company an unsecured 6% promissory note.  The note matures six months from the date of issuance. Such amount is considered an intercompany transaction and thus eliminated at consolidated basis.

Pershing’s chairman of the board of directors, Barry Honig, holds 2,685,000 shares of the Company directly or indirectly.  In addition to 2,685,000 shares held directly, certain entities under Mr. Honig’s control and family members, including trusts for the benefit of Mr. Honig's minor children, currently owns 4,228,833 shares of the Company.  Accordingly, as the largest shareholder of the Company,  Mr. Honig may be deemed to be in control of the Company and accordingly there may exist certain conflicts of interest as a result.  On November 15, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission, as amended on November 17, 2011, voluntarily disclosing his positions. Furthermore, in connection with the asset purchase agreement with Pershing, Pershing assumed all of the outstanding warrants of the Company.  Accordingly, entities controlled by Mr. Honig that previously held warrants to purchase 2,563,333 of the Company’s common stock were granted the right to received 4.5-year-warrants to purchase an aggregate of 2,050,666 shares of Pershing's common stock at $2.835 per share upon.

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

Such agreement was assumed by Pershing in connection with the asset purchase agreement dated July 22, 2011.

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

On May 27, 2011, the Company entered into purchase and sale agreement (the “Agreement”) with Absaroka Stone LLC (“Absaroka”) pursuant to which the Company agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming (the “Property” and the transaction, the “Mining Purchase”).  Pursuant to the terms of the Agreement, Absaroka agreed not to stake for its own account any additional mining claims within a fifteen mile radius of the Property.  Any additional mining claims to be located within the fifteen (15) mile radius of the Property (the “Claim Body”) shall be located, staked and filed by the Company, at the Company’s expense and held in the Company’s name.  In consideration for the purchase of the Property, the Company paid Absaroka $15,000 upon execution of the Agreement.  Additionally, the Company agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the Agreement.  If the Company fails to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, the Company shall pay an aggregate sum of $50,000 to Absaroka. Pursuant to the terms of the Agreement, the Company agrees to pay a 1% gross royalty (the “Royalty Payment”) to Absaroka on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the obligation of the Royalty Payment by paying Absaroka an aggregate payment of $1,000,000. Such agreement was assumed by Pershing in connection with the asset purchase agreement dated July 22, 2011.

Royalty Agreement – F.R.O.G. Consulting LLC

On May 24, 2011, Pershing, through its subsidiary, Arttor Gold, entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years.  Pershing may terminate these leases at any time.

Pershing is required under the terms of our property lease to make annual lease payments. Pershing is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Pershing fails to meet these obligations, it will lose the right to explore for gold on its property.

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Until production is achieved, Pershing’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that Pershing produces gold or other minerals from these leases, Pershing’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that Pershing recovers. Pershing has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, Pershing may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires the Company to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

Pershing is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If Pershing fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $151 per claim, consisting of payments to the Bureau of Land Management and to the counties in which the Company’s properties are located. Pershing’s property consists of an aggregate of 305 lode claims. The aggregate annual claim maintenance costs are currently approximately $46,000.

On July 15, 2011, Pershing (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the Chief Geologist of Arttor Gold.

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Agreement and Release

Following the consummation of the asset purchase agreement with the Company, certain holders of the Company’s warrants that were received in connection with the private placement of the Company’s securities asserted certain rights against Pershing under Section 5(f) of the Company’s warrants  issued in the 2011 private placement (the “Put Right”), which the Company disputed. On October 3, 2011, the Company, Pershing and each of the holders of the Company’s warrants that exercised their Put Right, entered into an Agreement and Release (the “Release”) in which Pershing agreed to issue to such holder 2 shares of Pershing’s common stock (the “Additional Stock”) for every $1.00 invested in the Company’s 2011 private placement in exchange for cancellation of the Company’s warrants and waiver of ratchet anti-dilution protection from future offerings.  A total of 5,350,000 Pershing’s shares were issued and a total of 4,280,000 stock warrants to purchase shares of Pershing’s common stock (equivalent to warrants to purchase 5,350,000 of the Company’s common stock) were cancelled in connection with the settlement of the Put Rights. During the six months ended September 30, 2011, the Company recorded accrued liabilities of $4,761,500 and a corresponding settlement expense as reflected in the accompanying consolidated statements of operations. Such amount was based on the fair market value of Pershing’s common stock on October 3, 2011, the date of release.

Litigation

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and Pershing (formerly “The Empire Sports & Entertainment Holdings Co.”) in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that Pershing failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of Pershing.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, Pershing filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  Pershing filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for reargument.  On October 26, 2011, an arbitration proceeding was commenced.

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against Pershing in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff sought to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of the Company. On July 22, 2011, Pershing acquired all of the assets of the Company through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of the Company’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the warrant for the Black Scholes value thereof. The plaintiff sued for damages of approximately $128,000 plus attorneys’ fees and costs. On September 23, 2011, Pershing entered into a mutual release agreement (the “Release Agreement”) with the Company, AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

The Release Agreement provides that the Company and Pershing, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, Pershing, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for Pershing a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the court.

NOTE 15 – SUBSEQUENT EVENTS

In connection with the Agreement and release dated October 3, 2011, a total of 5,350,000 Pershing’s shares were issued and a total of 4,280,000 warrants to purchase shares of Pershing’s common stock (equivalent to warrant to purchase 5,350,000 shares of the Company’s common stock) were cancelled in connection with the settlement of the Put Rights (see Note 12).

On October 26, 2011, Pershing sold $40,000 of its Units to an accredited investor pursuant to a subscription agreement (the “Subscription Agreements”) for an aggregate sale of 80,000 Units (the “Units”), at a purchase price of $0.50 per Unit (the “Unit Sale”).  Each Unit consists of: (i) one share of Pershing’s Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Pershing’s Common Stock at an exercise price of $0.60 per share (the “Warrants”).  The Warrants may be exercised until the second anniversary of their date of issuance.  The Warrants may be exercised on a cashless basis at any time at 100% of the closing price for the Common Stock on the business day immediately prior to the exercise. Pershing has agreed to file a “resale” registration statement with the SEC covering all shares of Pershing’s Common Stock and shares underlying the Warrants within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Pershing has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”).   Pershing is obligated to pay a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that Pershing shall not be obligated to pay any such liquidated damages Pershing is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided Pershing registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

On September 14, 2011, Pershing sold $1,715,604 of its 9% secured promissory note (the “Note”) (see Note 8).  Pursuant to the terms of the Note, Pershing is required to prepay the principal amount of the Note in full upon the occurrence of a Qualified Financing, which is defined in the Note as the closing of an equity investment in Pershing’s capital stock (or any equity-linked financing) in which the Company receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder).  The Company has determined that the sale of Pershing’s Units that occurred between September 2011 and October 2011, in the aggregate, constitutes a “Qualified Financing” under the terms of the Note and accordingly, the Company is required to prepay the outstanding principal value of the Note.  On October 31, 2011, Pershing and the holder of the Note entered into a Waiver Agreement pursuant to which Pershing and the holder agreed that Pershing would prepay $700,000 principal of the Note and would waive (i) prepayment of the balance of the principal of the Note and (ii) any default under the Note arising solely from the Company’s partial prepayment of the Note upon the occurrence of the Qualified Financing.

On October 4, 2011, a note holder of the 5% convertible promissory note converted principal balance of $150,000 and accrued interest of $5,055 into shares of Pershing’s common stock. Pershing issued 155,055 shares in connection with the conversion of this convertible promissory note. The fair value of Pershing’s shares issued amounted to $1.00 per share.

NOTE 15 – SUBSEQUENT EVENTS (continued)

On October 31, 2011, Pershing entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $600,000 (the “Convertible Notes”) (see Note 8).  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. On November 1, 2011, 5 convertible note holders, including Pershing’s Chairman Barry Honig, have converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.  In total, $600,000 of notes was converted, plus accrued interest of $22,500, with Pershing issuing 957,692 shares in exchange.  On October 16, 2011, in connection with these Amendments, Pershing granted a certain note holder that converted its principal balance into 155,055 shares of Pershing on October 4, 2011 (see above), the benefit of these amendments whereby the conversion price was adjusted to $0.65. Consequently, Pershing issued an additional 83,491 shares of Pershing’s common stock to such note holder.

NOTE 16 – RESTATEMENTS

The Company’s consolidated financial statements have been restated for the three and six months ended September 30, 2011 and for the period from inception (November 23, 2009) through September 30, 2011 in connection with the following:

a) The Company reclassified previously recorded fair value of certain property and equipment of $851,074 from property and equipment to goodwill in connection with the acquisition of the Relief Canyon Mine.

b) In connection with the purchase consideration pursuant to the asset purchase agreement, Pershing issued 41,566,999 stock warrants. During the nine months ended September 30, 2011, the Company originally  recorded stock based consulting of $1,104,869 which represents the amortization of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). We recalculated the amortization and determined that the stock-based consulting expenses related to these replacements warrants should be $611,663. Accordingly, we reduced consulting expense by $493,206 for the three and six months ended September 30, 2011 and for the period from inception (November 23, 2009) through September 30, 2011.

c) As a result of the adjustment in stock based consulting of $493,206 above, consequently, net loss attributable to non-controlling interest was reduced by $183,275 which represents the portion of non-controlling interest of 37.16% on the reduction of $493,206 in stock based expense.

Accordingly, the Company’s unaudited interim consolidated balance sheet, statement of operations, and statement of cash flows at September 30, 2011and for the periods presented have been restated herein. All the respective restatement adjustments are non-cash in nature.  The effect of these adjustments in the Company’s (a) unaudited consolidated balance sheet at September 30, 2011; (b) unaudited consolidated statement of operations for the three and six months ended September 30, 2011 and for the period from inception (November 23, 2009) through September 30, 2011; and (c) unaudited consolidated statement of cash flows for the six months ended September 30, 2011 are shown in the tables as follows:

NOTE 16 – RESTATEMENTS (continued)

	September 30, 2011	Adjustments		September 30, 2011
	As Previously Reported	To Restate		As Restated

Consolidated Balance Sheet:

Property and equipment, net	9,460,988	(851,074)	(a)	8,609,914
Goodwill	7,647,997	851,074	(a)	8,499,071
Total Assets	29,597,649	-		29,597,649

Additional paid-in capital	32,183,579	(309,931)	(b) (c)	31,873,648
Accumulated deficit	(24,686,759)	309,931	(b) (c)	(24,376,828)
Total Continental Resources Group, Inc. Deficit	7,556,015	-		7,556,015
Total Stockholders' Equity	11,025,421	-		11,025,421

For the Six Months Ended September 30, 2011
Consolidated Statement of Operations:

Professional and consulting fees	6,384,833	(493,206)	(b)	5,891,627
Total operating expenses	8,696,789	(493,206)	(b)	8,203,583

Net loss	(19,609,082)	493,206	(b)	(19,115,876)
Net loss attributtable
to non-controlling interest	5,849,992	(183,275)	(c)	5,666,717
Net loss attributtable
to Continental Resources Group, Inc.	(13,759,090)	309,931	(b) (c)	(13,449,159)
Net loss available to common stockholders	(17,043,486)	309,931	(b) (c)	(16,733,555)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.20)			$(0.19)
Loss from discontinued operations	$(0.01)			$(0.01)

For the Three Months Ended September 30, 2011
Consolidated Statement of Operations:

Professional and consulting fees	4,288,926	(493,206)	(b)	3,795,720
Total operating expenses	6,072,118	(493,206)	(b)	5,578,912

Net loss	(16,991,161)	493,206	(b)	(16,497,955)
Net loss attributtable
to non-controlling interest	5,849,053	(183,275)	(c)	5,665,778
Net loss attributtable
to Continental Resources Group, Inc.	(11,142,108)	309,931	(b) (c)	(10,832,177)
Net loss available to common stockholders	(14,426,504)	309,931	(b) (c)	(14,116,573)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.17)	$-		$(0.16)
Loss from discontinued operations	$(0.01)	$-		$(0.01)

NOTE 16 – RESTATEMENTS (continued)

	September 31, 2011	Adjustments		September 31, 2011
	As Previously Reported	To Restate		As Restated

For the Period from Inception
(November 23, 2009) through September 30, 2011
Consolidated Statement of Operations:

Professional and consulting fees	9,283,912	(493,206)	(b)	8,790,706
Total operating expenses	17,008,494	(493,206)	(b)	16,515,288

Net loss	(27,999,814)	493,206	(b)	(27,506,608)
Net loss attributtable to non-controlling interest	6,597,451	(183,275)	(c)	6,414,176
Net loss attributtable to Continental Resources Group Inc.	(21,402,363)	309,931	(b) (c)	(21,092,432)
Net loss available to stockholders	(24,686,759)	309,931	(b) (c)	(24,376,828)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.41)			$(0.41)
Income (loss) from discontinued operations	$(0.02)			$(0.02)

Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net loss attributtable to Continental Resources Group Inc.	(13,759,090)	309,931	(b) (c)	(13,449,159)
Stock based compensation	1,627,907	(493,206)	(b)	1,134,701
Net loss attributtable to non-controlling interest	(5,849,992)	182,375	(c)	(5,667,617)

Net cash used in operating activities	(6,572,441)	-		(6,572,441)

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

On July 22, 2011, the Company, Pershing Gold Ltd (“Pershing”) and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options shall be determined and certified by an officer of Pershing.  Upon the closing of the Asset Sale, Acquisition Sub assumed certain liabilities of the Company.  The Asset Sale is intended to be tax-free for federal income tax purposes and constitutes a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC.  Under the terms of the Agreement Pershing acquired:

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

(vii)
all rights, claims and causes of action against third parties resulting from or relating to the operation of the Company’s business and the assets purchased under the Agreement prior to the date of closing, including without limitation, any rights, claims and causes of actions arising under warranties from vendors, patent or trademark infringement claims, insurance and other third parties and the proceeds thereof; and

(viii)
all Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against past, present, and future infringements thereof, and rights to protection of past, present, and future interests therein under the laws of all jurisdictions

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company is expected to liquidate on or prior to July 1, 2012. Pershing has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Pershing its audited financial statements for the fiscal year ended March 31, 2011. The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation. Pershing agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale. Pershing has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Pershing fails to file or is unable to cause the registration statement to be declared effective.

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”).

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

We incurred operating expenses of $5,578,912 for the three months ended September 30, 2011 as compared to $1,833,789 for the three months ended September 30, 2010. We incurred operating expenses of $8,203,583 for the six months ended September 30, 2011 as compared to $2,155,325 for the six months ended September 30, 2010. The overall increase of $3,745,123 and $6,048,258 in operating expenses during the three and six months ended September 30, 2011, respectively, is primarily attributable to the fact that we were in our early stages of our operations during the prior period. These expenses primarily consisted of general expenses, exploration costs, compensation, consulting and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission. The operating expenses consisted of the following:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Exploration costs	$926,994	$96,475
Professional fees	341,557	51,903
Advertising and marketing	1,139	13,050
Compensation and related taxes	570,667	103,250
Consulting fees	3,454,163	1,470,040
Rent	8,955	10,000
Travel and related expenses	115,915	36,681
Depreciation	94,328	1,326
Other general and administrative	65,194	51,064
Total	$5,578,912	$1,833,789

	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010
Exploration costs	$949,365	$123,168
Professional fees	437,214	70,406
Advertising and marketing	21,812	27,455
Compensation and related taxes	773,242	194,226
Consulting fees	5,454,413	1,552,157
Rent	16,455	27,848
Travel and related expenses	191,159	46,125
Depreciation	97,640	2,651
Other general and administrative	262,283	111,289
Total	$8,203,583	$2,155,325

•
Exploration costs:  For the six months ended September 30, 2011, exploration costs were $949,365, an increase of $826,197, as compared to $123,168 during the six months ended September 30, 2010, which includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. For the three months ended September 30, 2011, exploration costs were $926,944, an increase of $830,519, as compared to $96,475 during the three months ended September 30, 2010. The increase is primarily attributable to exploration costs incurred for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by our majority owned subsidiary, Pershing, amounting to $878,829 during the three and six months ended September 30, 2011. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage.

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

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three and six months ended September 30, 2011, compensation expense and related taxes were $570,667 and $103,250, respectively, as compared to $773,242 and $194,226 for the three and six months ended September 30, 2010, respectively. This includes the recognition of stock-based compensation expense of $352,929 and $399,729 for the three and six months ended September 30, 2011, respectively, which is attributable to stock options granted to our officers and employees. The overall increase in compensation of $467,417 and $579,016 during the three and six months period ended, respectively, is also primarily attributable to the increase in full time employees of our majority owned subsidiary, Pershing, and due to the fact that we were in our early stages of our operations during the prior period.

•
Consulting fees: For the three and six months ended September 30, 2011, we incurred consulting fees of $3,454,163 and $5,947,619, respectively. This includes the issuance of our common stock and stock warrants for services rendered to consultants for investor relations and advisory services valued at $2,418,118 and stock-based compensation expense of $734,972 which is attributable to stock options and warrants granted to consultants during the six months ended September 30, 2011. The overall increase in consulting fees of $1,984,123 and $3,902,256 during the three and six months ended September 30, 2011, respectively, is also primarily attributable to the amortization of cash prepayments of $364, 265 and $728,829 during the three and six months ended September 30, 2011, respectively, in connection with consulting and investor relation agreements which were amortized over the term of its respective agreements.

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

Operating Loss from Continuing Operations

We reported operating loss from continuing operations of $5,578,912 and $8,203,583 for the three and six months ended September 30, 2011, respectively as compared to operating loss from continuing operations of $1,833,789 and $2,155,325 for the three and six months ended September 30, 2010, respectively.

Other Income (Expenses)

Total other income (expense) was $(9,932,478) and $229, respectively, for the three months ended September 30, 2011 and 2010. Total other expense was $(9,925,728) and $948, respectively, for the six months ended September 30, 2011 and 2010. The increase is primarily attributable to:

●
$1,665,933 and $1,667,433 in interest expense for the three and six months ended September 30, 2011. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $1,521,625 and interest on notes payable and convertible promissory notes issued by our majority owned subsidiary, Pershing.

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

●
$4,761,500 settlement expense for the three and six months ended September 30, 2011. On October 3, 2011, the Company, Pershing and each of the holders of the Company’s warrants that exercised their Put Right, entered into an Agreement and Release in which Pershing agreed to issue a total of 5,350,000 of its shares of common stock  in exchange for the cancellation of 4,280,000 warrants to purchase shares of Pershing’s common stock (equivalent to warrants to purchase 5,350,000 shares of the Company’s common stock) in connection with the settlement of the Put Rights. We recorded accrued liabilities of $4,761,500 and a corresponding settlement expense which was based on the fair market value of Pershing shares on October 3, 2011.

Discontinued Operations

In September 2011, our majority owned subsidiary, Pershing, decided to discontinue its sports and entertainment business. As a result, Pershing will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, Pershing disposed its Empire Sports & Entertainment Co. (“Empire”) subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Pershing, Empire and Concert International Inc. (“CII”).  Pursuant to the SPA, Pershing agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc., for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Pershing which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of Pershing.

The following table sets forth for the period from July 22, 2011 (Asset purchase agreement date, see Note 3) to September 30, 2011, indicated selected financial data of Pershing's discontinued operations of its sports and entertainment business.

September 30, 2011
Revenues	$2,656,534
Cost of sales	4,109,108
Gross profit	(1,452,574)
Operating and other non-operating expenses	(588,537)

Loss from discontinued operations	$(2,041,111)

Disposal of discontinued operations

On September 1, 2011, Pershing disposed its Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Pershing, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, Pershing agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Pershing which bears interest at 8% per annum. Such disposal is included in loss from discontinued operations during the six months ended September 30, 2011and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011	554,546
Gain on disposal of discontinued operations, net of tax	1,054,546
Loss from discontinued operations	(2,041,111)
Total loss from discontinued operations, net of tax	$(986,565)

Net loss

We reported a net loss attributable to Continental Resources Group, Inc. of $10,832,177 and $13,449,159 for the three and six months ended September 30, 2011, as compared to $1,833,560 and $2,154,377 for the three and six months ended September 30, 2010.

We reported net loss attributable to non-controlling interest of $5,665,778 and $5,666,717 during the three and six months ended September 30, 2011.

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

Operating activities

Net cash flows used in operating activities for the for the six months ended September 30, 2011 amounted to $6,572,441 and was primarily attributable to our net loss attributable to Continental Resources Group, Inc. of $13,449,159, offset by depreciation of $97,640, amortization of prepaid services of $3,151,931, amortization of debt discount and deferred financing cost of $1,521,625, stock-based compensation of $1,134,701, impairment of mining rights of $15,000, Settlement expense of $4,761,500, Derivative expense of $5,198,206 and add back total changes in assets and liabilities of $616,333, decrease in fair value of derivative liability of $1,687,605, gain from disposal of discontinued operations of $1,033,230 and non-controlling interest of $5,666,717. This change in assets and liabilities is primarily attributable to an increase in restricted cash of $4,122,701, accounts payable and accrued liabilities of $235,571, liabilities of discontinued operations of $1,148,949 offset by decrease in assets of discontinued operations of $2,024,646.

Net cash flows used in operating activities for the for the six months ended September 30, 2010 amounted to $751,881 and was primarily attributable to our net loss of $2,154,377, offset by depreciation of $2,651, stock based compensation of $1,400,000, and add back total changes in assets and liabilities of $155.

Investing activities

Net cash used in investing activities for the six months ended September 30, 2011 was $9,619,091 and represented an acquisition of mining rights of $15,000, investment in marketable securities of $100,000, payment of reclamation bond of $1,715,629, cash used in acquisition of Relief Canyon Mine of $12,000,000 and the purchase of property and equipment of $18,897 offset by cash acquired in connection with an asset purchase agreement with Pershing of $4,230,435.

Net cash used in investing activities for the six months ended September 30, 2010 was $84,330 and represented an acquisition of mining rights of $65,000 and the purchase of property and equipment of $19,330.

Financing activities

Net cash flows provided by financing activities were $3,351,500 and $0 for the six months ended September 30, 2011 and 2010, respectively. We received net proceeds from the issuance of convertible promissory notes of $1,715,604 and net proceeds from sales of Pershing’s common and preferred stock of $4,962,396 offset by payment on note payable of $3,326,500.

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

Royalty Agreement – F.R.O.G. Consulting LLC

On May 24, 2011, Pershing, through its subsidiary, Arttor Gold, entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. Pershing may terminate these leases at any time.

Pershing is required under the terms of our property lease to make annual lease payments. Pershing is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Pershing fails to meet these obligations, it will lose the right to explore for gold on its property.

Until production is achieved, Pershing’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that Pershing produces gold or other minerals from these leases, Pershing’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that Pershing recovers. Pershing has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, Pershing may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires Pershing to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

Pershing is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If Pershing fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $151 per claim, consisting of payments to the Bureau of Land Management and to the counties in which Pershing’s properties are located. Pershing’s property consists of an aggregate of 305 lode claims. The aggregate annual claim maintenance costs are currently approximately $46,000.

On July 15, 2011, Pershing (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the Chief Geologist of Arttor Gold.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and Pershing (formerly “The Empire Sports & Entertainment Holdings Co.”) in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that Pershing failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of Pershing.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, Pershing filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  Pershing filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for reargument.  On October 26, 2011, an arbitration proceeding was commenced.

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against Pershing in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff sought to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of the Company. On July 22, 2011, Pershing acquired all of the assets of the Company through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of the Company’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the warrant for the Black Scholes value thereof. The plaintiff sued for damages of approximately $128,000 plus attorneys’ fees and costs. On September 23, 2011, Pershing entered into a mutual release agreement (the “Release Agreement”) with the Company, AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).  The Release Agreement provides that the Company and Pershing, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, Pershing, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for Pershing a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the court.

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

101**
The following materials from Continental Resources Group, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 are formatted in XBRL (Extensible Business Reporting Language).

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

Continental Resources Group, Inc.

Dated: April 2, 2012	By:	/s/ Joshua Bleak
Joshua Bleak, President and Chief Executive Officer (principal executive officer and, principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

31.2	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

101**
The following materials from Continental Resources Group, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 are formatted in XBRL (Extensible Business Reporting Language).

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.