Form 10-K
period 2011-12-31
Continental Resources Group, Inc.
filed 2012-04-16
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2011 to December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the Company’s most recently completed second fiscal quarter was approximately $26,308,205.

As of April 11, 2012, there were 95,119,018 shares of Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONTINENTAL RESOURCES GROUP, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements.” Forward-looking statements reflect our current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements relating to our business goals, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, results of future exploration; our ability to raise necessary capital to conduct our exploration activities, and do so on acceptable terms; estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates; expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects; estimates regarding timing of receipt and maintenance of government approvals; statements regarding future transactions such as property purchases and sales; and other factors (including the risks contained in the sections of this annual report entitled “Risk Factors”) relating to the mining industry, our operations and results of operations and any businesses or properties that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these.

We file reports with the Securities and Exchange Commission (“SEC”). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. You should not place undue reliance on these forward-looking statements.

Glossary of Selected Mining Terms

adit: an entrance to an underground mine which is horizontal or nearly horizontal, by which the mine can be entered, drained of water, and ventilated alluvial (valleys): material created by the erosion of rocks by water, air and climate conditions anomaly: single or multiple elements that may be related to the presence of mineralization assay: a measure of the valuable mineral content

breccia: a course grained clastic rock consisting of angular clasts supported by a fine grained ground mass

Cane Springs formation: a formation consisting of a thick bedded massive limestone, with local silty limestone units, the upper portion of which contains solution cavities and caves and is locally brecciated

Carlin-type: sediment-hosted disseminated gold deposits characterized by invisible (typically microscopic and/or dissolved) gold in pyrite and arsenopyrite, and named after the first large deposit of this composition found in the Carlin Unconformity, Nevada doré: unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold exploration stage: a U.S. Security and Exchange Commission descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are not either in the mineral development or the ore production stage grade: The concentration of each ore metal in a rock sample, usually given as weight per volume. Where extremely low concentrations are involved, the concentration may be given in grams per ton (g/t). The grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from throughout the deposit.

Grass Valley formation: a formation exceeding 600 meters in thickness consisting of a siliciclastic mudstone argillite and micaceous siltstone with lesser amounts of feldspathic quartz sandstone interstratified with mudstone heap leach: a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals lode: a classic vein, ledge, or other rock in place between definite walls

Mesozoic: The era off geological time that began 250,000,000 years ago with the Triassic period and lasted about 185,000,000 years until the end of the Cretaceous period.

millsite: Public lands which are non-mineral in character.  Millsites may be located in connection with a placer or lode claim for mining and milling purposes or as an independent/custom mill site that is independent of a mining claim.

Paleozoic: The era of geological time from about 540 to 245 million years ago

Phase I: initial exploration drilling program

unpatented mining claim: A mineral claim staked on federal or, in the case of severed mineral rights, private land (where the U.S. government has retained ownership of the locatable minerals) to which a deed from the U.S. government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and the right to use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim must include a discovery of valuable minerals to be valid and is subject to the payment of annual claim maintenance fees which are established by the governing authority of the land on which the claim is located.

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

On July 22, 2011, the Company, Pershing Gold Corporation (“Pershing”) and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) eight (8) shares of Pershing’s common stock (the “Shares”) for every ten (10) shares of the Company’s common stock then outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing agreed to deliver to the holders of the Company’s warrants, warrants to purchase eight (8) shares of Pershing’s common stock (the “Warrants”) for every warrant to purchase ten (10) shares of the Company’s common stock at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing agreed to deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options were to be determined and certified by an officer of Pershing.  Upon the closing of the Asset Sale, Acquisition Sub assumed certain liabilities of the Company.  The Asset Sale was intended to be tax-free transaction for federal income tax purposes and constituted a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.).  The acquired assets included approximately $11.2 million of cash.  Under the terms of the Agreement Pershing acquired:

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

(vii)
all rights, claims and causes of action against third parties resulting from or relating to the operation of the Company’s business and the assets purchased under the Agreement prior to the date of closing, including without limitation, any rights, claims and causes of actions arising under warranties from vendors, patent or trademark infringement claims, insurance and other third parties and the proceeds thereof; and

(viii)
all Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against past, present, and future infringements thereof, and rights to protection of past, present, and future interests therein under the laws of all jurisdictions

The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company.  A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the receipt of the Shares by the Company’s stockholders upon liquidation is likely to be treated as tax free for United States income tax purposes and that the transaction will be tax free to any particular stockholder or of the Company’s ability or the timing of receipt of all approvals necessary to liquidate.   Pershing agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in connection with liquidation of the Company.  The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  Pershing agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale.  Pershing agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Pershing fails to file or is unable to cause the registration statement to be declared effective.

On August 30, 2011, the Company’s majority owned subsidiary, Pershing, through Pershing’s wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”), acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”).

On December 22, 2011, the Company reported its decision to change its fiscal year end to December 31 from a fiscal year ending on March 31. This action created a “transition period”, which is the nine month period ended December 31, 2011. Under the SEC’s reporting rules, a registrant is required to file a separate transition report for transition periods that cover a period of six months or greater.  Rule 13a-10 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires registrants that have a transition period of six months or greater to file audited financial statements for that transition period on the form appropriate for annual reports of the registrant. Accordingly, the Company’s audited statement of operations and cash flows for the nine month transition period ended December 31, 2011 are included in the financial statements appearing elsewhere herein.

Our principal executive offices are located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 85120. Our telephone number is 480-288-6530.

As used in this annual report and unless otherwise indicated, the terms “Company”, "we", "us", "our", and “Continental” mean Continental Resources Group, Inc. and our subsidiaries.

General

We are primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.   Our target properties are those that have been the subject of historical exploration.  Through our majority-owned subsidiary, we hold State leases and Federal unpatented mining claims in the states of California, Arizona, Nevada, North Dakota and Wyoming for the purpose of exploration and potential development of mineral substances.

We operate our business through our majority-owned subsidiary, Pershing.  We are currently focused on exploration at the Relief Canyon properties in Pershing County in northwestern Nevada.  None of our properties contain proven and probable reserves, and all of our activities on all of our properties are exploratory in nature.

Pershing, directly and through its wholly-owned subsidiary, Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property and related plant and equipment. Pershing owns directly and plans to explore other gold exploration properties adjacent to the Relief Canyon Mine property.  Pershing’s subsidiaries own the rights to the gold and uranium exploration properties that it may divest.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties.  We seek properties with known mineralization that are in an advanced stage of exploration but are under-explored, which we believe we can advance quickly to increase value.  We are currently focused on exploration on the Relief Canyon properties.  We acquired the former Relief Canyon Mine property in August 2011, which includes a processing plant that could be used in mining operations if our exploration efforts are successful.  We commenced an exploration drilling program in 2011 that continues in 2012.  We have expanded our Relief Canyon property position in 2012 significantly with the acquisition of the Pershing Pass and Relief Canyon Expansion properties.  See “—Relief Canyon Properties”.  We refer to the Relief Canyon Mine, Pershing and Relief Canyon Expansion properties collectively as the Relief Canyon properties.  We intend to continue to acquire additional mineral targets in Nevada and elsewhere, where we believe we have the potential to quickly expand and advance known mineralization and the potential to discover new deposits.  We will require external funding to pursue our exploration programs.

If, through our exploration program, we discover an area that may be able to be profitably mined for gold, we would focus most of our activities on determining whether that is feasible, including further delineation of the location, size and economic feasibility of a potential orebody.  If our efforts are successful, we anticipate that we would seek additional capital through debt or equity financing to fund further development, or that we would sell or lease the rights to mine to a third party or enter into joint venture or other arrangements.

In order to focus our efforts on the Relief Canyon properties, we are seeking arrangements under which we can retain a significant interest in the North Battle Mountain Mineral Prospect and Red Rock Mineral Prospect gold exploration properties while a third party advances those properties, and we are seeking to divest our uranium exploration properties.  We do not plan to pursue exploration for uranium and have entered into an option agreement with respect to our uranium exploration properties.

Properties

The following properties are owned by Pershing, our majority-owned subsidiary:

RELIEF CANYON PROPERTIES

Through Pershing’s wholly-owned subsidiary Gold Acquisition Corp., we own the Relief Canyon properties containing approximately 24,000 acres and are comprised of 981 unpatented mining claims, 118 millsites and private lands.

This map shows the location of the Relief Canyon properties, which include the Relief Canyon Mine property owned by Gold Acquisition Corp., Pershing’s wholly owned subsidiary, and the Pershing Pass Property and Relief Canyon Expansion properties held directly by Pershing Gold.

PERSHING COUNTY
Relief Canyon Mine Properties
NEVADA
LEGEND
Gold Acquisition Corp. Claims (not subject to 2006 Lease)
Pershing Pass Acquisition Claims (not subject to 2006 Lease)
Claims Acquired from Victoria (not subject to 2006 Lease)
Boundary of Newmont Area of Interest
Private Lands Acquired from Victoria (subject to 2006 Lease)
Claims Acquired from Victoria (subject to 2006 Lease)
R.33 E.
R.34 E.
R.34 E.
R.35 E.
T.28 N.
T.27 N.
T.28 N.
T.27 N.
Relief Canyon Processing Facilities
Relief Canyon Mine
T.27 N.
T.26 N.
N
0 0.5 1.0 Miles
0 1 2 Kilometers
R.33 E.
R.34 E.
R.34 E.
R.35 E.

The Relief Canyon properties are located about 100 miles northeast of Reno, Nevada. The nearest town is Lovelock, Nevada, approximately 15 miles west-southwest from the Relief Canyon Mine property, which can be reached from both Reno and Lovelock on U.S. Interstate 80.  The Relief Canyon Mine property is reached from Lovelock by travelling approximately seven miles northeast on I-80 to the Coal Canyon Exit (Exit No. 112), then about 10 miles southeast on Coal Canyon Road (State Route 857, a paved road maintained by Pershing County) to Packard Flat, and then north on a gravel road for two miles.  All of the Relief Canyon properties can be accessed by unpaved roads from the Relief Canyon Mine property.

Geology and Mineralization.  The Relief Canyon properties are located in  Pershing County, Nevada at the southern end of the Humboldt Range.  The range is underlain by a sequence of late Paleozoic- to Mesozoic-age volcanic and sedimentary rocks.  Gold-bearing rocks at the Relief Canyon properties are primarily developed within breccia zones along the contact between the Grass Valley and Cane Springs Formations.

Maintenance of Unpatented Claims at Relief Canyon. In order to maintain ownership of the unpatented mining claims and millsite at the Relief Canyon properties, we are required to make annual claim maintenance payments of $140 per claim or millsite to the U.S. Bureau of Land Management (“BLM”), and to record a notice of intent to hold in the county records, along with county recording fees of $12.50 per claim.  Our total estimated property maintenance costs for all of the unpatented mining claims and millsites in the Relief Canyon area in 2012 is $170,190.

Exploration Permitting Requirements.  We have an authorized Plan of Operations from the BLM and a reclamation permit from the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP”) for exploration drilling at the Relief Canyon Mine property. These permits may require an amendment to authorize some of the 2012 proposed drilling activities. Additionally, a new NDEP reclamation permit will be required for our planned exploration activities on the newly-acquired private lands within the Newmont Leased properties.

We have provided BLM and NDEP a reclamation bond in the amount of approximately $4.5 million for the Relief Canyon Mine property, mineral processing facilities, ancillary facilities, and exploration roads and drill pads.  We must provide BLM and NDEP additional financial assurance to guarantee reclamation of any new surface disturbance required for drill roads and drill sites.  Our preliminary estimate of the likely amount of additional financial assurance is approximately $150,000.

2011 Drill Program.  We commenced our Phase I drilling program at the Relief Canyon Mine property in September 2011; this program was designed to test conceptual targets as well as the continuity and grade of mineralized zones found by previous operators.  Our 2011 drill program consisted of eight core holes and five reverse circulation drill holes totaling approximately 12,400 feet to test the North, Southwest and Range Front targets shown in the below map.  In the North Target, we drilled six holes totaling approximately 5,600 feet; in the Southwest Target, we drilled two holes totaling approximately 1,800 feet; and in the Range Front Target, we drilled five holes totaling approximately 4,900 feet.  The cost of our 2011 drill program was approximately $1.2 million.

In the North target, drilling confirmed stratigraphically and structurally controlled gold mineralization.  In addition, drilling in the North target and west of the North target intercepted a gold bearing clay-matrix breccia of unknown origin and size.  Due to the results of the 2011 drilling program, we plan additional drilling in both the North target and west of the North target in the second half of 2012.  In the Southwest Target, the two drill holes identified sufficiently significant gold intercepts that we plan to continue drilling on Southwest in 2012. Although drill results from the Range Front target were encouraging, we plan to focus our efforts in 2012 on the North and Southwest targets.

2012 Exploration Program.  Our 2012 exploration program for the Relief Canyon properties, with an estimated cost of approximately $2.2 million, is described below.  If we obtain additional external financing, we plan to expand our exploration program.

Relief Canyon Mine property: We drilled seven holes in the North and Southwest  target areas in early 2012 as part of our Phase I drilling program, totaling approximately 6,800 feet at a cost of approximately $0.7 million.  Complete drill results are expected in April 2012.  In addition, we are currently relogging some of the holes drilled in 2011.

By the end of 2012, we expect to complete Phase II, a 15,000 foot drill program in and adjacent to the current Relief Canyon deposit in order to extend and upgrade the existing deposit.  We also intend to complete baseline geologic mapping of the pits.  Our cost estimate for these activities, including the 2012 Phase I drilling described above, is estimated at approximately $1.1 million.

Pershing Pass property:  If funds become available, we plan to conduct general reconnaissance and sampling at the Pershing Pass property, with the objective of advancing two targets to the drill ready-stage by end of 2012, at an estimated cost of $0.2 million..

Relief Canyon Expansion properties:  We plan to complete a drill program and general reconnaissance, rock sampling and baseline geophysical surveys on the Newmont Leased properties by mid-June at an estimated cost of $0.9 million.

Additional information regarding the Relief Canyon properties follows.

Relief Canyon Mine Property

Through Pershing’s wholly-owned subsidiary, Gold Acquisition Corp., we own 58 unpatented lode mining claims and 118 unpatented millsites at the Relief Canyon Mine property.  The property includes the Relief Canyon Mine, currently on care and maintenance, which produced gold periodically from 1984 through 2008.  The Relief Canyon Mine includes three open pit mines and gold proccessing facilities, five heap leach pads, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré.  The process facility was originally installed by Lacana Mining in 1985 and was updated in 1995 and again in 2007 by Firstgold Corp. The facilities are generally in good condition.

Adequate line power is available to the site to operate the existing process facility and ancillary facilities.  There is a generator onsite to provide power for the crusher and a backup generator that could provide 100% of the required power for process facility and heap leach operation in the event of power outages.  Sufficient water rights to operate the facility have been appropriated with two operating and permitted wells serving current needs.

Title and Ownership Rights.  The Relief Canyon Mine property was most recently owned and operated by Firstgold Corp.  Firstgold Corp. ceased operations at Relief Canyon in 2008 and filed for bankruptcy in January 2010.  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. §363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), pursuant to which Platinum Long Term Growth LLC (“Platinum”) was approved as the successful “back up bidder” for certain assets including the Relief Canyon Mine.  On August 30, 2011, pursuant to the Sale Order, the Company (through Pershing’s wholly owned subsidiary) purchased 100% of the Relief Canyon Mine property and related assets for an aggregate purchase price of $12.0 million cash paid at closing and $8.0 million of senior secured convertible promissory notes issued to former creditors of Firstgold Corp.

The Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).

History of Previous Operations.  Gold was first discovered on the property by the Duval Corp. in 1979.  Subsequent exploration was performed by various companies including Santa Fe Gold Corp., and Pegasus Gold Inc.  Firstgold Corp. acquired the property in 1995 and explored and produced gold periodically from 1995 until 2008.

Relief Canyon Expansion Properties

Through Pershing, we acquired the Relief Canyon Expansion properties on April 5, 2012, consisting of approximately 13,300 acres of mining claims and rights to mining claims and private lands, from Victoria Gold Corp.  Sporadic exploration has previously occurred on the Relief Canyon Expansion properties and there are a few old workings on portions of the properties.

Title and Ownership Rights. Approximately 283 unpatented lode mining claims covering about 5,660 acres were located and owned directly by Victoria Resources (US) Inc., a wholly-owned subsidiary of Victoria Gold Corp., prior to our purchase.  Victoria Gold has reserved a 2% net smelter return royalty from the production from 221 of these claims, which are located outside the area of interest related to the Newmont Leased properties, discussed below.

We acquired our interest in approximately 7,700 acres of the Relief Canyon Expansion properties by acquiring Victoria Gold’s rights under the 2006 Minerals Lease and Sublease with Newmont.  The Newmont Leased properties consist of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres and approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners.  The private lands have been leased by Newmont pursuant to three separate agreements (collectively, the “Underlying Mineral Leases”):  (i) a Minerals Lease dated August 17, 1987 (the “1987 Minerals Lease”), between Southern Pacific Land Company and SFP Minerals Corporation (predecessor-in-interest to Newmont); (ii) a Mining Lease dated June 1, 1994 (the “1994 Mining Lease”), between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation (predecessor-in-interest to Newmont); and (iii) a Mining Lease dated March 23, 1999 (the “1999 Mining Lease”), between Nevada Land & Resource Company, LLC and Santa Fe Pacific Gold corporation (predecessor-in-interest to Newmont).

Newmont is the lessee and New Nevada Resources LLC (“NNL”) is the lessor under the 1987 Minerals Lease and the 1994 and 1999 Mining Leases.  The terms of the Underlying Mineral Leases expire in 2012, 2014 and 2019, respectively.  We intend to negotiate with NNL and Newmont regarding an extension of the 1987 Minerals Lease beyond 2012.

In order to maintain the 2006 Minerals Lease and Sublease with Newmont, we are required to spend approximately $0.8 million in direct drilling expenses on lands within the Newmont Leased properties by June 15, 2012 and $1.0 million in exploration expenses in 2013. Starting in 2014, we will be required to spend $0.5 million on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year.  Under the current terms of the 2006 Minerals Lease and Sublease, the annual rental for 2014, if we elected not to or failed to incur at least $0.5 million in exploration expenditures, would be approximately $0.1 million.  We are also required to reimburse Newmont for advance royalty payments made by Newmont each year under the Underlying Leases.  For 2012, that reimbursement amount will total approximately $2,300.

Under the 2006 Minerals Lease and Sublease, if we decide to commence mine construction activities in anticipation of mining on any portion of the properties covered thereby, including properties within the area of interest shown on the above map of the Relief Canyon properties, we are required to notify Newmont and provide Newmont with a copy of a positive feasibility study covering the property on which we intend to commence production, as well as additional information.  Newmont has the right at any time until we deliver a positive feasibility study on the Newmont Leased properties or properties within the Newmont area of interest and for a period of 90 days thereafter either (i) to elect to enter into a joint venture agreement with us covering all of the Newmont Leased properties and governing the development of the Newmont Leased properties going forward, which we refer to as the “Venture Option”, in which case Newmont is required to reimburse us for 250% of the expenditures incurred since March 29, 2006, and with respect to which Newmont will have a 51% participating interest and we will have a 49% participating interest, or (ii) if Newmont does not elect the Venture Option, to convey the Newmont Leased properties to us, reserving the 3% to 5% sliding scale net smelter returns royalty discussed in the following paragraph, and to receive a $1.5 million production bonus on the commencement of commercial production. The Relief Canyon Mine properties held by Gold Acquisition corp. and 221 of the 283 unpatented mining claims acquired from Victoria Gold are not subject to the 2006 Minerals Lease and Sublease, including the Newmont area of interest.

Pursuant to the 2006 Minerals Lease and Sublease, we are subject to a 3% to 5% net smelter royalty tied to the gold price in the event Newmont elects not to pursue the Venture Option and quitclaims the claims and leased lands to us.  The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, we are subject to a 2.5% net smelter returns royalty on approximately 800 acres of the Newmont Leased properties under the 1994 Mining Lease and a 3.5% net smelter returns royalty on approximately 495 acres of the Newmont Leased properties under the 1999 Mining Lease; these royalties offset the Newmont royalty down to 2%.

Pershing Pass Property

Through Pershing, we acquired the Pershing Pass property from Silver Scott Mines, Inc. in March 2012.  Pershing Pass consists of 489 unpatented lode mining claims (30 of which were acquired in February 2012) covering approximately 9,700 acres.  Silver Scott Mines, Inc. located the claims and was the sole owner of the Pershing Pass property prior to our purchase.   There is evidence of historic mining activity on the Pershing Pass property.

NORTH BATTLE MOUNTAIN AND RED ROCK MINERAL PROSPECTS

As discussed above, we are seeking arrangements under which we can retain a significant interest in the North Battle Mountain Mineral Prospect and Red Rock Mineral Prospect gold exploration properties while a third party advances those properties.  Additional information regarding these properties follows.  Through Pershing’s wholly-owned subsidiary, Arttor Gold LLC, we have the rights to explore those properties.

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, 18 kilometers north of the town of Battle Mountain in north central Nevada.  The property consists of 36 unpatented lode mining claims and encompasses approximately 700 acres.  The North Battle Mountain Mineral Prospect can be accessed from Battle Mountain by a paved county road for about 5.5 miles to the North Battle Mountain rail siding, and then by a graded gravel road from which an unimproved dirt road leads east to the north-central part of the property.

The Red Rock Mineral Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  The property consists of five groups of unpatented lode mining claims, totaling 269 claims and encompassing approximately 5,600 acres.  The Red Rock Mineral Prospect can be accessed from Nevada State Highway 305, traveled south from Battle Mountain approximately 26 miles to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road less than a mile to the western claim boundary.  Most of the property is accessible by secondary gravel and unimproved dirt roads.

Title and Ownership Rights. The exploration rights to these properties are held through  two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold LLC and Art Leger, formerly Pershing’s Chief Geologist and currently a consultant for the Company, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold LLC and Centerra (US) Inc.  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.  Until production is achieved, our lease payments, or advance minimum royalties, consist of an initial payment of $5,000 per lease paid at signing and annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that that we produce gold or other minerals from minerals found on these properties, our lease payments will be the greater in each year of (i) the advance minimum royalty payments according to the table above or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other mineral that we recover.  We have the right to buy down the production royalties on gold, silver, platinum and palladium to 2% of the gross sales price for a $2.0 million fee.  All advance minimum royalty payments are credited against production royalties on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceeds the dollar amount of the advance minimum royalty payments due within that year, we may credit all uncredited advance minimum royalty payments made in previous years against 50% of the production royalties due within that year.  The leases require that we spend a total of $100,000 on work expenditures on each property by December 31, 2012 and $200,000 on work expenditures on each property during each calendar year commencing in 2013 and annually thereafter.  Under the Centerra Lease, we are obligated to make advance minimum royalty payments in accordance with the following schedule:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
2nd and 3rd Anniversaries	$15,000
4th and 5th Anniversaries	$20,000
6th and 7th Anniversaries	$25,000
8th and 9th Anniversaries	$30,000
10th Anniversary and annually thereafter during the term of the Lease	$40,000

In addition, we are obligated to pay a production royalty of 4% of net smelter returns.  That production royalty can be reduced to 3% of net smelter returns by (i) making a $1.5 million payment to the lessor prior to completion of a positive feasibility study or (ii) making a $2.5 million payment to the lessor prior to the commencement of commercial production, and can be reduced to 2% of net smelter returns by timely making both payments.  The Centerra Lease requires that we spend $100,000 in exploration and development expenditures on the leased claims during each of the first five years of the lease, $150,000 during each of years 6 through 10, and $200,000 annually thereafter.

Under the leases, we are required to make the annual claim maintenance payments required to maintain the claims to the BLM and to pay recording fees accompanying our annual notice of intent to hold the claims to the county in which the claims are located, in order to maintain our rights to explore and, if warranted, to develop the properties.  If we were to fail to meet these obligations, we would lose the right to explore on these properties, and be subject to damages claims from the owner of the properties.  The annual claim maintenance  payments  and recording fees total approximately $151 per claim, or aggregate total  costs of approximately $46,000 for the 305 claims covered by the leases.

History of Previous Operations.  We are not aware of any previous operations at the North Battle Mountain Mineral Prospect.  Cameco (US) Inc. first identified gold potential on the Red Rock Mineral Prospect property in 1996 and staked claims in 1996, 1997, and 1998.  Cameco conducted sampling, mapping and drilling programs, and allowed most of the claims to lapse in 2001.

In 2004, Mr. Leger located the current North Battle Mountain Mineral Prospect claims.  Prior to leasing the claims to us in May 2011, he leased them to several small exploration companies.  At Red Rock Mineral Prospect, Mr. Leger staked certain claims in 2003 and acquired the remaining claims.  During the period prior to our lease in May 2011, several small exploration companies conducted additional work on the property.

Rock Formations and Mineralization.  The geology of the North Battle Mountain Prospect consists of Middle to Upper Paleozoic sedimentary rocks that have been intruded by tertiary dikes.  Eocene to Pliocene felsic to mafic volcanic rocks and minor sediments were deposited over these older rocks.  Regional geophysical data indicates that the property lies within the Battle Mountain- Eureka fault zone and along the west side of the Northern Nevada Rift structure.  The property is underlain by the Upper Devonian-Mississippian Harmony Formation – an arkosic assemblage consisting of calcareous sandstone, shale, and chert.  Tertiary/Quatermary basalt and andesitic basalt form massive diffs on the eastern boundary of the property.  Numerous high-angle faults striking east-west, northeast, northwest and north-northeast cut Harmony Formation rocks.

The Red Rock Mineral Prospect lies within the Great Basin region of the Basin and Range physiographic province, a region characterized by a series of generally north-trending mountain ranges separated by alluvial valleys.  The Shoshone Range in the Red Rock Mineral Prospect area is underlain by siliceous and volcanic assemblage rocks of Ordovician to Devonian age that occur in a complex array of thrust slices in the upper plate Roberts Mountains thrust.  In places, Devonian to Silurian shallow-water carbonate rocks surround Ordovian to Mississipian deep water casitc rocks lying in the upper plate of the thrust from autochthonous carbonate rocks lying within the lower-plate “window”.

Present Activities. At the North Battle Mountain Mineral Prospect, we are exploring a potential underground Carlin-type gold deposit.  To date, our exploration activities have included detailed geologic mapping, rock and soil geochemical sampling; a detailed gravity survey and a three-line CSAMT survey which provides resistivity information of the subsurface.

URANIUM EXPLORATION PROPERTIES

We purchased several uranium exploration properties in mid 2011 through Pershing’s wholly owned subsidiary.  These properties, described further below, include certain interests in uranium unpatented mining claims and leased mineral interests in Arizona, California and North Dakota totaling approximately 7,200 acres.  We entered into an option agreement on January 26, 2012 pursuant to which American Strategic Minerals Corporation has the right to acquire our exploration properties until April 26, 2012.  As consideration for issuance of the option, Amicor issued to us (i) a $1.0 million non interest bearing promissory note payable in installments upon satisfaction of certain conditions, expiring six months following issuance and (ii) 10 million shares of Amicor’s Common Stock.  Pursuant to the terms of the promissory note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5.0 million (within six months of the closing of the Option Agreement), then Amicor is required to pay $500,000 principal under the promissory note.  Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1.0 million (within six months of the closing of the Option Agreement), Amicor is required to pay the outstanding balance under the promissory note.  Amicor has paid $930,000 of the $1.0 million principal of the note, and in late February 2012 we sold 350,000 shares of Amicor’s common stock at $0.50 per share or a total of $175,000.  The option is exercisable until April 26, 2012, in whole or in part, at an exercise price of $10.00 for any or all of the uranium properties..  If the option is not exercised, we will retain all of the consideration for the option, and we plan to continue our efforts to divest these properties.

The Coso property is located in Inyo County, California and consists of 169 unpatented lode mining claims on BLM land totaling 3,380 acres.  The property is burdened by a 3%  royalty payable to NPX Metals, Inc.  Annual claim and lease maintenance costs for the Coso property are approximately $25,000. The property is undeveloped, and there are no facilities or structures.  There are a number of adits, trenches and drill holes from previous exploration activities.

The Artillery Peak property is located in western north-central Arizona near the southern edge of Mohave County.  The property consists of a total of 86 unpatented lode mining claims and is burdened by a 4% royalty .  Annual claim maintenance costs for the Artillery Peak property total approximately $13,000.  Uranium exploration has been occurring in the Artillery Peak region since the 1950s by a number of exploration and mining entities.

The Blythe project is located in the southern McCoy Mountains in Riverside County, California approximately 15 miles west of the community of Blythe.  It consists of 66 unpatented lode mining claims covering 1,320 acres of BLM land and is burdened by a 3% royalty.  Annual claim maintenance costs for the claims at the Blythe property are approximately $10,000.  A number of companies have worked on the Blythe uranium property during the 1950s through the 1980s.

The Absaroka Stone project consists of one unpatented lode mining claim located in the Uinta County of southwestern Wyoming.

Prospect Uranium consists of private leases to 1,027 acres located in Slope County, in southwestern North Dakota.  Annual holding costs under these leases total about $7,100.

Competition

We compete with other exploration companies, many of which possess greater financial resources and technical abilities than we do. Our main areas of competition are acquiring exploration rights and engaging qualified personnel. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have probably established more strategic partnerships and relationships and have greater financial resources than we do.

There is significant competition for properties suitable for gold exploration. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable.  We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as drill rigs, bulldozers and excavators that we will need to conduct exploration.  If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd.  Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

•	fluctuation in the supply of, demand and market price for gold;

•	mining activities of our competitors;

•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

•	interest rates;

•	currency exchange rates;

•	inflation or deflation;

•	fluctuation in the value of the United States dollar and other currencies; and

•	political and economic conditions of major gold or other mineral-producing countries.

If we find gold that is deemed of economic grade and in sufficient quantities to justify removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, or enter into joint venture or other arrangements with large and more experienced companies better able to fund ongoing exploration and development work, or find some other entity to mine our property on our behalf, or sell or lease our rights to mine the gold. Upon mining, the ore would be processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above. We have not found any gold as of today, and there is no assurance that we will find any gold in the future.

Compliance with Government Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time after exploration activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada, Arizona, California and North Dakota. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are obtained and maintained.

In 1989, the State of Nevada, where we intend to focus our mineral exploration efforts, adopted the Mined Land Reclamation Act (the “Nevada MLR Act”), which established design, operation, monitoring and closure requirements for all mining operations in the state. The Nevada MLR Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit NDEP, which we will need to have amended to authorize our prepared 2012 drilling program at Relief Canyon.  In addition, we will need to secure a new NDEP Reclamation Permit in order to conduct exploration activities in the Newmont Venture Area.  We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the BLM, NDEP or the United States Forest Service. Obtaining such permits usually requires the posting of bonds for subsequent remediation of disturbances caused by trenching, drilling and bulk-sampling. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities. Additionally, necessary permits or permit amendments may be denied, in which case we will be unable to pursue our exploration activities. It may be possible to appeal any denials of permits, but any such appeal will result in additional delays and expense.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our property. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at this time.

Research and Development

We have not expended funds for research and development costs since inception.

Employees

As of December 31, 2011, we had no full-time employees and no part-time employees.  On July 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  The current president of MJI Resource Management Corp. is one of its employees who is compensated through the services and employee leasing agreement.

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

Our evaluation of our mining claims up to this point is primarily a result of historical exploration data.    Although we have made field observations, our exploration program is just getting under way.  Accordingly, we are not yet in a position to evaluate the likelihood that our business will be successful.  We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

EXPLORING FOR GOLD AND OTHER MINERALS IS INHERENTLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE.

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

THE MINING INDUSTRY IS CAPITAL INTENSIVE AND WE MAY BE UNABLE TO RAISE NECESSARY FUNDING.

We do not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties. We will require additional funding and presently do not have any sources of funding.   We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of our existing stockholders or our ownership of our subsidiaries may be diluted and the securities that we or our subsidiaries may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock or our holdings in our subsidiaries. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

WE HAVE NO PROVEN OR PROBABLE RESERVES ON OUR PROPERTIES AND WE DO NOT KNOW IF OUR PROPERTIES CONTAIN ANY GOLD OR OTHER MINERALS THAT CAN BE MINED AT A PROFIT.

The properties on which we have the right to explore for gold and other minerals are not known to have any deposits of gold or other minerals which can be mined at a profit (as to which there can be no assurance). Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other mineral which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mining activities, including a net smelter royalty of 2% on production from our Relief Canyon Gold assets acquired during 2011, which will increase our costs of production and make our ability to operate profitably more difficult.

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

OUR BUSINESS IS SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATIONS WHICH MAY MAKE EXPLORING OR MINING PROHIBITIVELY EXPENSIVE, AND WHICH MAY CHANGE AT ANY TIME.

All of our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) because we currently have no intention of mining our property. However, if we change our business plan to include the mining of our property and assuming that we retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.  We have been required to post substantial bonds under various laws relating to mining and the environment and may in the future be required to post further bonds to pursue additional activities. For example, we must provide BLM and NDEP additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads and drill sites.  A preliminary estimate of the likely amount of additional required financial assurance for our present planned activity is approximately $150,000.  We may be unable or unwilling to post such additional bonds which could prevent us from realizing any commercial mining success or commencing mining activities.

WE MAY BE DENIED THE GOVERNMENT LICENSES AND PERMITS WHICH WE NEED TO EXPLORE ON OUR PROPERTY. IN THE EVENT THAT WE DISCOVER COMMERCIALLY EXPLOITABLE DEPOSITS, WE MAY BE DENIED THE ADDITIONAL GOVERNMENT LICENSES AND PERMITS WHICH WE WILL NEED TO MINE ON OUR PROPERTY.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

THE VALUE OF OUR PROPERTY IS SUBJECT TO VOLATILITY IN THE PRICE OF GOLD AND ANY OTHER DEPOSITS WE MAY SEEK OR LOCATE.

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals’ prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

•	fluctuation in the supply of, demand and market price for gold;

•	mining activities of our competitors;

•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

•	interest rates;

•	currency exchange rates;

•	inflation or deflation;

•	fluctuation in the value of the United States dollar and other currencies;

•	global and regional supply and demand, including investment, industrial and jewelry demand; and

•	political and economic conditions of major gold or other mineral-producing countries.

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our property economically viable.

OUR PROPERTY TITLE MAY BE CHALLENGED. WE ARE NOT INSURED AGAINST ANY CHALLENGES, IMPAIRMENTS OR DEFECTS TO OUR MINING CLAIMS OR TITLE TO OUR OTHER PROPERTIES. WE HAVE NOT VERIFIED TITLE TO OUR NORTH BATTLE MOUNTAIN, RED ROCK, PERSHING PASS, COSO, BLYTHE, ARTILLERY PEAK, ABSAROKA STONE OR ARIZONA BRECCIA PIPES PROPERTIES.

Our property is comprised primarily of unpatented lode mining claims and millsites located and maintained in accordance with the federal General Mining Law of 1872.  Unpatented lode mining claims and millsites are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims and millsites is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim or millsite must comply in order to locate and maintain a valid claim.  While we have obtained a title opinion on our Relief Canyon Mine property, we have not conducted a title search on our Red Rock Mineral Prospect or North Battle Mountain Mineral Prospect, and while we have conducted title searches of the Pershing Pass, Coso, Blythe, Artillery Peak and Absaroka Stone properties, those title searches were not comprehensive enough to definitively determine the ownership or validity of the unpatented mining claims that comprise those properties.  Until title opinions are obtained and until the claims are surveyed, the ownership and validity of the claims and the precise location of the boundaries of the claims may be in doubt and our claims subject to challenge. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.  The uncertainty resulting from not having a title search or having the claims surveyed on our properties leaves us exposed to potential title defects.  Defending any challenges to our property title would be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode mining claims and millsites are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title.

POSSIBLE AMENDMENTS TO THE GENERAL MINING LAW COULD MAKE IT MORE DIFFICULT OR IMPOSSIBLE FOR US TO EXECUTE OUR BUSINESS PLAN.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation could, among other things, (i) adopt the limitation on the number of millsites that a claimant may locate, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor's Opinion which concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management, or BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration, development and mining activities, and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

Risks Relating to Our Organization

AS A RESULT OF THE EXCHANGE, WE ARE SUBJECT TO THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS, THIS CAN BE EXPENSIVE AND MAY DIVERT RESOURCES FROM OTHER PROJECTS, THUS IMPAIRING OUR ABILITY GROW.

As a result of the Exchange, we are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, and other information with the SEC (including reporting of the Exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if our subsidiaries had remained privately held.

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

During the course of the preparation of our December 31, 2011 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

EXERCISE OF OPTIONS AND WARRANTS MAY HAVE A DILUTIVE EFFECT ON OUR COMMON STOCK.

If the price per share of our Common stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common stock.  As of April 11, 2012, we had no outstanding options or warrants.  However any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common stock and result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

For a detailed description of our properties, please refer to Item 1 herein, which is hereby incorporated by reference to this Item 2.

Principal Executive Office

On January 1, 2010, we entered into a sublease with NAEC for 750 square feet of office space for our principal executive offices located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 85120.  The rent for this office space is $1,500 per month and increased to $2,500 per month in June 2010.  The term of the sublease is “month to month”. NAEC is an affiliated company whereby our CEO, Mr. Joshua Bleak, is the President.

Item 3. Legal Proceedings.

There are no legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CRGC.OB” and commenced trading on April 5, 2010. The following table sets forth the high and low bid quotation prices as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.   Prior to April 5, 2010, there was no active market for our Common stock. As of April 11, 2012, there were approximately 130 holders of record of our Common stock.

The following table sets forth the high and low bid prices for our Common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
October 1, 2011 through December 31, 2011	$0.36	$0.18
July 1, 2011 through September 30, 2011	$0.47	$0.16
April 1, 2011 through June 30, 2011	$0.80	$0.20
January 1, 2011 through March 31, 2011	$1.43	$0.51

The last reported sales price of our Common stock on the OTC Bulletin Board as of December 31, 2011 was $0.24 per share.

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

On July 22, 2011, pursuant to the Asset Sale, the Company’s majority owned subsidiary assumed the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing agreed to deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.

Recent Sales of Unregistered Securities

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

On March 4, 2011, we entered into subscription agreements with certain investors whereby we sold an aggregate of 11,689,980 units for an aggregate purchase price of $5,844,990

In connection with the foregoing, we issued warrants to the placement agents to purchase an aggregate of 7,167,986 shares of common stock, with the same terms as the warrants issued to the investors

The Units were all sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act or pursuant to Regulation S promulgated under the Securities Act, were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) or Rule 903 of Regulation S, under the Securities Act and corresponding provisions of state securities laws.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” contained in Item 1A of this report.

OVERVIEW

Continental Resources Group, Inc., formerly American Energy Fields, Inc., was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On December 21, 2009, we had filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock. On June 28, 2011, the Company changed its name to Continental Resources Group, Inc. from “American Energy Fields, Inc.

On December 24, 2009, we entered into the Exchange with Green Energy and the shareholders of Green Energy, which caused Green Energy to become our wholly-owned subsidiary. Green Energy was formed on November 23, 2009.

Our principal executive offices are located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 95120. Our telephone number is 480-288-6530.

On July 22, 2011, the Company, Pershing Gold Corporation and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary, entered into an asset purchase agreement pursuant to which Acquisition Sub purchased substantially all of the assets of the Company in consideration for (i) eight (8) shares of Pershing’s common stock for every ten (10) shares of the Company’s common stock then outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing agreed to deliver to the holders of the Company’s warrants, warrants to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares of the Company’s common stock at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing agreed to deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options were to be determined and certified by an officer of Pershing.  Upon the closing of the Asset Sale, Acquisition Sub assumed certain liabilities of the Company.  The Asset Sale was intended to be tax-free transaction for federal income tax purposes and constituted a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.).  After giving effect to the foregoing, Pershing issued 76,095,214 shares of its common stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and we became the Parent Company of Pershing. As of December 31, 2011, we hold 53.30% of interest in Pershing. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Pershing and its subsidiaries, as of December 31, 2011.

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

(vii)
all rights, claims and causes of action against third parties resulting from or relating to the operation of the Company’s business and the assets purchased under the Agreement prior to the date of closing, including without limitation, any rights, claims and causes of actions arising under warranties from vendors, patent or trademark infringement claims, insurance and other third parties and the proceeds thereof; and

(viii)
all Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against past, present, and future infringements thereof, and rights to protection of past, present, and future interests therein under the laws of all jurisdictions

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company is expected to liquidate on or prior to July 1, 2012. Pershing has agreed to file a registration statement under the Securities Act in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Pershing its audited financial statements for the fiscal year ended March 31, 2011. The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation. Pershing agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale. Pershing has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Pershing fails to file or is unable to cause the registration statement to be declared effective.

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC and Lakewood Group LLC.

On January 26, 2012, Pershing entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the option to acquire certain uranium exploration rights and properties held by us (the “Uranium Properties”).  In consideration for issuance of the option, Amicor issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s Common Stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5,000,000 (within six months of the closing of the Option Agreement), then Amicor shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Option Agreement), Amicor shall pay the outstanding balance under the Note.  The Note does not bear interest.  The option is exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties.  In the event Amicor does not exercise the option, Pershing will retain all of the Option Consideration.

On April 6, 2012, we acquired rights to approximately 13,300 acres of unpatented mining claims and private lands adjacent to the Relief Canyon Mine property from Victoria Gold Corporation.  We refer to these properties as the Relief Canyon Expansion properties.  Approximately 9,600 acres of the Relief Canyon Expansion properties are held under leases and subleases with Newmont USA Ltd., which we refer to as the Newmont Leased properties.  Victoria Gold has reserved a 2% net smelter return royalty from the production on the 3,800 acres of 283 unpatented mining claims that it owned directly.  The purchase price for the Relief Canyon Expansion properties is: (i) $2.0 million in cash, (ii) 10 million shares of our common stock, (iii) warrants to purchase five million shares of our common stock at $0.60 per share, exercisable at any time on or prior to April 6, 2014, and (iv) the 2% net smelter return royalty.

The following is a description of our majority owned subsidiary:

Pershing Gold Corporation

Pershing Gold Corporation, formerly Sagebrush Gold Ltd., formerly The Empire Sports & Entertainment Holdings Co., formerly Excel Global, Inc. (the “Shell”), was incorporated under the laws of the State of Nevada on August 2, 2007. Pershing is an exploration stage gold and minerals exploration company focused on searching for gold and other mineral resources and seeking out potentially significant exploration and development targets. As of December 31, 2011, we held a 53.30% interest in Pershing.

The following is a description of Pershing’s wholly-owned and majority owned subsidiaries:

Arttor Gold, LLC

Through Pershing’s subsidiary Arttor Gold, LLC (“Arttor Gold”), a Nevada limited liability company, we have the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain.  The exploration rights to these properties are evidenced by leases between Arttor Gold and Arthur Leger, Pershing's former chief geologist, who acquired the rights to these properties from the Federal Bureau of Land Management by staking claims.

Noble Effort Gold, LLC

Pershing’s wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada corporation, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development.

Gold Acquisition Corp.

Through Pershing’s subsidiary Gold Acquisition Corp. (“Gold Acquistion”), a Nevada corporation, we own and operate mining and mill-style claims known as Relief Canyon Mine (“Relief Canyon”), a gold mining project located in Pershing County, Nevada.  Relief Canyon is subject to a continuing royalty payment equal to 2% of “Net Smelter Returns” (the difference between Gross Proceeds and Expenses) payable to Battle Mountain Gold Exploration LLC.

Continental Resources Acquisition Sub, Inc.

Pershing’s wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation, was formed in July 2011 to purchase substantially all of our assets, which assets included 100% of the outstanding shares of common stock of Green Energy Fields, Inc. and ND Energy Inc.

Green Energy Fields, Inc.

Green Energy Fields, Inc. was incorporated under the laws of the State of Nevada on November 23, 2009. Green Energy and its subsidiaries, own state leases and federal unpatented mining claims in the states of California and Arizona for the purpose of exploration and potential development of uranium minerals. The properties upon which the federal unpatented mining claims are located do not currently have any reserves and the activities proposed and undertaken therein are exploratory in nature. Green Energy’s subsidiaries consist of:

	CPX Uranium, Inc., a wholly-owned subsidiary and a company organized under the laws of the state of Nevada.

	Secure Energy, LLC, a majority-owned subsidiary (51.35% owned ) and a company organized under the laws of the state of North Dakota.

ND Energy, Inc.

ND Energy, Inc. was incorporated under the laws of the State of Delaware on March 16, 2011. ND Energy and its majority owned subsidiary have the right to conduct exploration for and to mine uranium, thorium, vanadium, other fissionable source materials, and all other mineral substances located in the state of North Dakota.  The property upon which we have the rights to conduct exploration does not currently have any reserves and the activities proposed and undertaken therein are exploratory in nature. ND Energy’s majority owned subsidiary consist of:

	Secure Energy, LLC, a majority-owned subsidiary (24.32% owned ) and a company organized under the laws of the state of North Dakota.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, derivative liability, and debt discount, capitalized mineral rights, asset valuations, and common stock issued for services.

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, our direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This update does not have a material impact on the Company’s consolidated financial statements.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

RESULTS OF OPERATIONS

Our business began on November 23, 2009. We are still in our exploration stage and have generated no revenues to date. On December 22, 2011 the Board of Directors of the Company approved the change of the Company’s fiscal year to end on December 31 from March 31. As such the discussion below includes and compares the nine month period ended December 31, 2011 and the fiscal year ended March 31, 2011.

We incurred operating expenses of $14,707,652 for the nine months ended December 31, 2011 as compared to $8,014,323 for the year ended March 31, 2011. The overall increase of $6,693,329 in operating expenses during the nine months ended December 31, 2011, is primarily attributable to the fact that we were in our early stages of our operations during the prior period. These increases are also primarily attributable to operating expenses incurred by our majority owned subsidiary, Pershing, beginning on July 22, 2011. These expenses primarily consisted of general expenses, exploration costs, compensation, consulting and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission. The operating expenses consisted of the following:

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Exploration costs	$2,270,563	$224,095
Professional fees	771,262	212,889
Advertising and marketing	31,312	62,034
Compensation and related taxes	1,437,538	585,999
Consulting fees	8,631,240	2,899,079
Impairment of goodwill	-	3,065,014
Impairment of mineral rights	15,000	444,200
Rent	18,000	50,563
Travel and related expenses	302,855	129,346
Depreciation	330,465	6,938
Other general and administrative	899,417	334,166
Total	$14,707,652	$8,014,323

•
Exploration costs:  For the nine months ended December 31, 2011, exploration costs were $2,270,563, an increase of $2,046,468, as compared to $224,095 during the year ended March 31, 2011, which includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The increase is primarily attributable to exploration costs incurred for the Red Rock Mineral Property, the North Battle Mountain Mineral Prospect, and Relief Canyon Mine by our majority owned subsidiary, Pershing, amounting to $2,251,296 during the nine months ended December 31, 2011. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage.

•
Professional fees: For the nine months ended December 31, 2011, professional fees were $771,262 which includes fees incurred for audits and legal fees related to public company filing requirements compared to $ 212,889 for the year ended March 31, 2011. The overall increase of $558,373 for the nine months ended December 31, 2011 in professional fees is primarily attributable to an increase in accounting, auditing and legal fees related to public company filing requirements and  due to the fact that we were in our early stages of our operations during the prior period. Additionally, we paid management fee of $74,300 during the nine months ended December 31, 2011 to MJI Resource Management Corp. for the purpose of performing management, operations, legal, accounting, and resource location services.

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the nine months ended December 31, 2011, compensation expense and related taxes were $1,437,538 as compared to $585,999 for the year ended March 31, 2011. This includes the recognition of stock-based compensation expense of $922,270 for the nine months ended December 31, 2011which is attributable to stock options granted to our officers and employees. The overall increase in compensation of $851,539 during the nine months period ended is also primarily attributable to the increase in full time employees associated with our majority owned subsidiary, Pershing, and due to the fact that we were in our early stages of our operations during the prior period.

•
Consulting fees: For the nine months ended December 31, 2011, we incurred consulting fees of $8,631,240 as compared to $2,899,079 for the year ended March 31, 2011. The overall increase in consulting fees of $5,732,161 during the nine months ended December 31, 2011 is also primarily attributable the issuance of our common stock, Pershing’s common stock and stock warrants for services rendered to consultants for investor relations and advisory services valued at $3,995,426 and stock-based compensation expense of $1,635,995 which is attributable to stock options granted to consultants during the nine months ended December 31, 2011.

•
Rent: For the nine months ended December 31, 2011, we incurred rent of $18,000 as compared to $50,563 during the year ended March 31, 2011, which were primarily attributable to rental fees of our principal executive offices in Apache Junction, Arizona. The decrease in rent expense of $32,563, during the nine months periods, is primarily attributable to a previous office space we rented in California during the year ended March 31, 2011.

•
Travel and related expenses: Travel expenses increased to $302,855 during the nine months period December 31, 2011, from $129,346 during the year ended March 31, 2011 due to the increase in conference campaign and business development related travel associated with our majority owned subsidiary, Pershing.

•
Depreciation expense: For the nine months ended December 31, 2011, depreciation expense was $330,465 as compared to $6,938 for the nine months prior period. The overall increase in depreciation expense of $323,527 during the nine months ended December 31, 2011, is primarily attributable due to the increase in depreciation of our property and equipment as a result of the acquisition of the Relief Canyon Mine.

•
Impairment of mineral rights: Impairment of mineral rights was $15,000 and $444,200 for nine months ended December 31, 2011 and for the fiscal year ended March 31, 2011, respectively. We recognized an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Management has performed an impairment analysis as of December 31, 2011 and March 31, 2011 and determined such cost is not recoverable and exceeds fair value.

•
Impairment of goodwill: For the fiscal year ended March 31, 2011, we recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations. Accordingly we deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. We have no comparable expense during the nine months ended December 31, 2011.

•
Other general and administrative expenses: For the nine months ended December 31, 2011 other general and administrative expenses were $899,417, as compared to $334,166 for the year ended March 31, 2011, which includes postage, general insurance, automobile, office supplies, utilities and office expenses. The overall increase in general and administrative expenses of $565,251 during the nine months ended December 31, 2011,  is primarily attributable due to an increase bad debt expense of $500,000 and increase in postage, general insurance, automobile, office supplies, utilities and office expenses associated with our majority owned subsidiary, Pershing.

Operating Loss from Continuing Operations

We reported operating loss from continuing operations of $14,707,652 for the nine months ended December 31, 2011, respectively as compared to operating loss from continuing operations of $8,014,323 for the year ended March 31, 2011.

Other Income (Expenses)

Total other expense was $7,775,991 and $80,064 for the nine months ended December 31, 2011 and for the year ended March 31, 2011, respectively. The increase is primarily attributable to:

●
$4,507,561 (net of interest income of $10,484) and $80,064 in interest expense for the nine months ended December 31, 2011 and for the year ended March 31, 2011, respectively. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $3,924,522, interest expense of $230,192 in connection with the conversion of notes payable into Pershing’s common stock and interest on notes payable and convertible promissory notes issued by our majority owned subsidiary, Pershing.

●
$5,198,206 derivative expense and $6,902,806 decrease in fair value of derivative liability for the nine months ended December 31, 2011. We have determined that the terms of the $8 million convertible notes from Platinum and Lakewood include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by us, thus such convertible instrument is accounted for as derivative liability and adjusted to fair value through earnings at each reporting date.

●
$4,799,000 settlement expense for the nine months ended December 31, 2011. On October 3, 2011, the Company, Pershing and each of the holders of the Company’s warrants that exercised their Put Right, entered into an Agreement and Release in which Pershing agreed to issue a total of 5,350,000 of its shares of common stock  in exchange for the cancellation of 4,280,000 warrants to purchase shares of Pershing’s common stock (equivalent to warrants to purchase 5,350,000 shares of the Company’s common stock) in connection with the settlement of the Put Rights. We recorded $4,761,500 in settlement expense, which was based on the fair market value of Pershing shares on October 3, 2011.  Additionally on December 1, 2011, the Company entered into a settlement agreement with Shannon Briggs pursuant to which Mr. Briggs and the Company agreed to settle all claims and exchange releases. Under the terms of the settlement the Company agreed to: (i) the termination of that certain Lockup Agreement dated as of July 22, 2010 permitting sale of 400,000 shares of the Company’s common stock which were transferred by Mr. Briggs in a privately negotiated transaction; (ii) payment to Mr. Briggs of $37,500; and (iii) assignment of the Company’s right to certain proceeds from future boxing matches. The parties agreed to the discontinuation of all legal proceedings and dismissal of the arbitration commenced by Mr. Briggs.

●
Between November 2011 and December 31, 2011, Pershing sold mining and drilling equipment with a net book value worth $407,369 to third parties for a sales price of $233,339 realizing a loss on sale of assets of $174,030. As of December 31, 2011, $99,908 of the sales proceeds was collected in January 2012.

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

The following table sets forth for the period from July 22, 2011 (Asset purchase agreement date) to December 31, 2011, indicated selected financial data of Pershing's discontinued operations of its sports and entertainment business.

December 31, 2011
Revenues	$2,626,301
Cost of sales	4,053,784
Gross profit	(1,427,483)
Operating and other non-operating expenses	(774,607)

Loss from discontinued operations	$(2,202,090)

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

Such disposal is included in loss from discontinued operations during the nine months ended December 31, 2011and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011 assumed by CII	622,528
Gain on disposal of discontinued operations, net of tax	1,122,528
Loss from discontinued operations	(2,202,090)
Total loss from discontinued operations, net of tax	$(1,079,562)

Net loss

We reported a net loss attributable to Continental Resources Group, Inc. of $15,992,673 for the nine months ended December 31, 2011, as compared to $7,346,928 for the year ended March 31, 2011. We reported net loss attributable to non-controlling interest of $7,570,532 and $747,459 during the nine months ended December 31, 2011 and for the year ended March 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2011, we had a cash balance of $3,695,117 and working capital deficit of $4,508,721. We have been funding our operations though the issuance of notes payable and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock for operating capital purposes.  Our balance sheet at December 31, 2011 reflected convertible notes and notes payable amounting to $9,577,132, which bore interest ranging from 5% to 9% per annum.

Our consolidated financial statements from inception (November 23, 2009) through December 31, 2011 reported no revenues which is not sufficient to fund our operating expenses. At December 31, 2011, we had a cash balance of $3,695,117 and working capital deficit of $4,508,721.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for 12 months. We presently have no other alternative source of working capital. We do not have revenues to support our daily operations. We have raised significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating activities

Net cash flows used in operating activities for the for the nine months ended December 31, 2011 amounted to $5,266,987 and was primarily attributable to our net loss attributable to Continental Resources Group, Inc. of $15,992,673, offset by depreciation of $330,465, amortization of prepaid services of $4,312,975, amortization of debt discount and deferred financing cost of $3,924,522, stock-based compensation of $3,395,765, impairment of mining rights of $15,000, settlement expense of $4,761,500, derivative expense of $5,198,206, non-cash interest expense of $230,192, loss from disposal of assets of $174,030 and add back total changes in assets and liabilities of $3,435,931, decrease in fair value of derivative liability of $6,902,806, gain from disposal of discontinued operations of $1,079,562 and non-controlling interest of $7,869,388. This change in assets and liabilities is primarily attributable to an increase in prepaid expenses of $465,400, accounts payable and accrued liabilities of $540,640, liabilities of discontinued operations of $1,154,318 offset by decrease in assets of discontinued operations of $2,133,178.

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

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2011 was $9,547,043 and represented an acquisition of mining rights of $15,000, investment in marketable securities of $100,000, payment of reclamation bond of $1,715,629, cash used in acquisition of Relief Canyon Mine of $12,000,000, and the purchase of property and equipment of $80,280 offset by cash acquired in connection with an asset purchase agreement with Pershing of $4,230,435 and proceeds received from disposal of assets of $133,431.

Net cash used in investing activities for the fiscal year ended March 31, 2011 was $163,625 and represented an acquisition of mineral rights of $65,000, acquisition of Secure Energy LLC of $59,959 and the purchase of property and equipment of $38,666.

Financing activities

Net cash flows provided by financing activities were $4,125,695 for the nine months ended December 31, 2011. We received net proceeds from the issuance of convertible promissory notes of $1,715,604 and net proceeds from sales of Pershing’s common and preferred stock of $6,486,813 offset by payment on note payable of $4,076,500.

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

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Senior convertible notes	$7,999,778	$7,999,778	$-	$-	$-
Note payable – related party	561,750	561,750	-	-	-
Convertible promissory note	1,015,604	1,015,604	-	-	-
Uranium lease agreements	55,076	-	-	-	55,076
Royalty agreement – minimum payments	1, 782,000	42,000	190,000	400,000	1,150,000

Total Contractual Obligations	$11,414,208	$9,619,132	$190,000	$400,000	$1,205,076

Uranium Lease Agreements

In connection with the execution of the Membership Interests Sale Agreements of Secure Energy LLC, a majority-owned subsidiary of ND Energy, Inc. and Green Energy, Inc., we acquired the following Uranium lease agreements:

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

On July 15, 2011, Pershing (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the former Chief Geologist of Arttor Gold.

Royalty Agreement – Centerra (U.S.) Inc.

In August 2011, the Company and its subsidiary, Arttor Gold, entered into lease agreements with Centerra (U.S.) Inc. (“Centerra”). The leases grant the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties which consist of 24 unpatented minig claims located Lander County, Nevada for a term of ten (10) years and may be renewed in ten (10) year increments The Company may terminate these leases at any time.

The Company is required under the terms of our property lease to make annual lease payments. The Company is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If the Company fails to meet these obligations, it will lose the right to explore for gold on its property.

Until production is achieved, the Company’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $13,616 upon signing of the lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
On or before each of the 2nd and 3rd Anniversary	15,000
On or before each of the 4th and 5th Anniversary	20,000
On or before each of the 6th and 7th Anniversary	25,000
On or before each of the 8th and 9th Anniversary	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect	40,000

In the event that the Company produces gold or other minerals from these leases, the Company agrees to pay lessor a production royalty of equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. The Company has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The Leases also requires the Company to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter.

The Company is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If the Company fails to make these payments, it will lose its rights to the property.

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

CONTINENTAL RESOURCES GROUP, INC.  AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Continental Resources Group, Inc.
(Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Continental Resources Group, Inc. (Exploration Stage Company) and subsidiaries as of December 31, 2011 and March 31, 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine months ended December 31, 2011 and 2010, and for the period from inception (November 23, 2009) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Resources Group, Inc. and subsidiaries as of December 31, 2011 and March 31, 2011, and the results of its operations and its cash flows during the exploration stage for the nine months ended December 31, 2011, and for the period from inception (November 23, 2009) to December 31, 2011  in conformity with accounting principles generally accepted in the United States of America.

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
April 12, 2012

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011

ASSETS

Current assets:
Cash	$3,695,117	$14,383,452
Marketable securities available for sale	100,000	-
Other receivables	113,241	-
Prepaid expenses - current portion	471,237	3,280,863
Deferred financing cost	50,919	-
Deposit - current portion	-	50,000
Assets of discontinued operations - current portion	61,050	-

Total current assets	4,491,564	17,714,315

Other assets:
Prepaid expenses - long term portion	37,759	45,234
Property and equipment, net	8,031,103	31,728
Mineral rights	8,501,071	-
Reclamation bond deposit	4,557,629	-
Deposit - long term portion	51,000	-

Total other assets	21,178,562	76,962

Total Assets	$25,670,126	$17,791,277

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$987,499	$165,648
Senior convertible promissory note, net of debt discount	1,066,445	-
Convertible promissory notes, net of debt discount	118,487	-
Note payable, net of debt discount	-	50,000
Note payable - related party, net of debt discount	510,832	-
Derivative liability	6,295,400	-
Liabilities of discontinued operation	21,622	-
Total liabilities	9,000,285	215,648

Stockholders' equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 95,119,018 issued and outstanding
at December 31, 2011 and 93,519,018 issued and
outstanding at March 31, 2011	9,512	9,352
Additional paid-in capital	35,453,816	24,267,544
Common stock, $.0001 par value, none to
be issued at December 31, 2011 and 850,000 shares to
be issued at March 31, 2011	-	955,000
Accumulated deficit	(26,920,342)	(7,643,273)
Total Continental Resources Group, Inc. deficit	8,542,986	17,588,623

Non-controlling interest in subsidiary	8,126,855	(12,994)
Total stockholders' equity	16,669,841	17,575,629

Total liabilities and stockholders' equity	$25,670,126	$17,791,277

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED DECEMBER 31, 2011	FOR THE YEAR ENDED MARCH 31, 2011	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO DECEMBER 31, 2011

Revenues	$-	$-	$-

Expenses
Exploration costs	2,270,563	224,095	2,494,658
Impairment of mineral rights	15,000	444,200	459,200
Impairment of goodwill	-	3,065,014	3,065,014
Depreciation	330,465	6,938	337,403
Compensation and related taxes	1,437,538	585,999	2,072,537
Professional and consulting	9,402,502	3,111,968	12,301,581
General and administrative	1,251,584	576,109	2,288,964
Total operating expenses	14,707,652	8,014,323	23,019,357

Operating loss from continuing operations	(14,707,652)	(8,014,323)	(23,019,357)

Other income (expenses)
Interest expense, net of interest income	(4,507,561)	(80,064)	(4,586,588)
Derivative expense	(5,198,206)	-	(5,198,206)
Change in fair value of derivative liability	6,902,806	-	6,902,806
Loss from disposal of assets	(174,030)	-	(174,030)
Settlement expense	(4,799,000)	-	(4,799,000)
Total other expenses	(7,775,991)	(80,064)	(7,855,018)

Loss from continuing operations before provision for income taxes	(22,483,643)	(8,094,387)	(30,874,375)

Provision for income taxes	-	-	-

Loss from continuing operations	(22,483,643)	(8,094,387)	(30,874,375)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(1,079,562)	-	(1,079,562)

Net loss	(23,563,205)	(8,094,387)	(31,953,937)

Less: Net loss attributable to non-controlling interest	7,570,532	747,459	8,317,991

Net loss attributable to Continental Resources Group, Inc.	(15,992,673)	(7,346,928)	(23,635,946)

Subsidiary's deemed preferred stock dividends	(3,284,396)	-	(3,284,396)

Net loss available to common stockholders	$(19,277,069)	$(7,346,928)	$(26,920,342)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.24)	$(0.14)	$(0.45)
Loss from discontinued operations	$(0.01)	$-	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	94,971,755	56,908,403	68,822,950

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO SEPTEMBER 30, 2011

								Accumulated
								Deficit
	Preferred Stock		Common Stock		Common Stock		Additional	During		Total
	$0.0001 Par Value		$0.0001 Par Value		Shares to be issued		Paid-in	Exploration	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Interest	Equity
Recapitalization of common shares of Sienna Resources
Holdings, Inc. as the acquiree in merger with Company
as the acquirer on November 23, 2009	-	$-	12,200,000	$1,220	-	$-	$(1,220)	$-	$-	$-

Common shares issued on November 30, 2009 to
NPX Metals, Inc. for certain mineral rights	-	-	2,000,000	200	-	-	-	-	-	200

Common shares issued on November 30, 2009 for cash	-	-	26,788,255	2,679	-	-	-	-	-	2,679

Common stock issued on December 24, 2009 for cash	-	-	9,300,000	930	-	-	1,394,070	-	-	1,395,000

Common stock issued for services	-	-	240,000	24	-	-	35,976	-	-	36,000

Common stock to be issued for directors' compensation	-	-	-	-	350,000	49,000	-	-	-	49,000

Net loss for the period ended March 31, 2010	-	-	-	-	-	-	-	(296,345)	-	(296,345)

Balance at March 31, 2010	-	-	50,528,255	5,053	350,000	49,000	1,428,826	(296,345)	-	1,186,534

Common stock issued for directors' compensation	-	-	350,000	35	(350,000)	(49,000)	48,965	-	-	-

Common stock issued for services	-	-	2,800,000	280	-	-	1,399,720	-	-	1,400,000

Common stock to be issued for prepaid services	-	-	-	-	600,000	744,000	-	-	-	744,000

Common stock issued for cash in private placements with warrants,
net of transaction fees	-	-	36,039,930	3,604	-	-	16,130,230	-	-	16,133,834

Common stock issued in connection with the conversion
of promissory note and accrued interest into a qualified financing	-	-	100,833	10	-	-	50,406	-	-	50,416

Common stock to be issued in connection with the conversion
of promissory notes	-	-	-	-	50,000	41,000	35,000	-	-	76,000

Common stock to be issued for acquisition of mineral rights	-	-	-	-	200,000	170,000	-	-	-	170,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	236,600	-	-	236,600

Stock warrants issued for prepaid services	-	-	-	-	-	-	2,712,632	-	-	2,712,632

Issuance of common stock and preferred stock in connection
with the acquisition of a majority of Secure Energy, LLC	-	-	3,700,000	370	-	-	2,225,165	-	734,465	2,960,000

Net loss for the year ended March 31, 2011	-	-	-	-	-	-	-	(7,346,928)	(747,459)	(8,094,387)

Balance at March 31, 2011	-	-	93,519,018	9,352	850,000	955,000	24,267,544	(7,643,273)	(12,994)	17,575,629

Common stock issued for prepaid services	-	-	600,000	60	(600,000)	(744,000)	743,940	-	-	-

Common stock issued for prepaid services	-	-	750,000	75	-	-	442,425	-	-	442,500

Sale of subsidiary's common stock	-	-	-	-	-	-	3,177,417	-	-	3,177,417

Sale of subsidiary's preferred stock	-	-	-	-	-	-	3,284,396	-	-	3,284,396

Issuance of subsidiary's common stock in connection with the conversion
of a promissory note into a current private placement offered by subsidiary	-	-	-	-	-	-	611,750	-	-	611,750

Issuance of subsidiary's common stock for services	-	-	-	-	-	-	837,500	-	-	837,500

Issuance of subsidiary's common stock in connection with the
conversion of promissory notes	-	-	-	-	-	-	1,007,747	-	-	1,007,747

Issuance of subsidiary's common stock in connection with a
put right and release settlement agreement	-	-	-	-	-	-	4,761,500	-	-	4,761,500

Beneficial conversion feature in connection
with a convertible promissory note	-	-	-	-	-	-	1,715,604	-	-	1,715,604

Subsidiary's preferred stock deemed dividend	-	-	-	-	-	-	3,284,396	(3,284,396)	-	-

Stock-based compensation in connection with options granted	-	-	-	-	-	-	2,558,265	-	-	2,558,265

Acquisition of Pershing Gold Corporation	-	-	-	-	-	-	(11,449,643)	-	15,710,381	4,260,738

Common stock issued in connection with the conversion
of promissory notes	-	-	50,000	5	(50,000)	(41,000)	40,995	-	-	-

Common stock issued for acquisition of mineral rights	-	-	200,000	20	(200,000)	(170,000)	169,980	-	-	-

Net loss for the period	-	-	-	-	-	-	-	(15,992,673)	(7,570,532)	(23,563,205)

Balance at December 31, 2011	-	$-	95,119,018	$9,512	-	$-	$35,453,816	$(26,920,342)	$8,126,855	$16,669,841

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED DECEMBER 31, 2011	FOR THE YEAR ENDED MARCH 31, 2011	PERIOD FROM INCEPTION NOVEMBER 23, 2009 TO DECEMBER 31, 2011

Cash flows from operating activities:
Net loss attributable to Continental Resources Group, Inc.	$(15,992,673)	$(7,346,928)	$(23,635,946)
Adjustments to reconcile net loss attributable to Continental Resources
Group, Inc. to net cash used in operating activities:
Depreciation	330,465	6,938	337,403
Amortization of prepaid expenses	1,155,049	-	1,155,049
Amortization of prepaid expense in connection
with the issuance of warrants issued for prepaid services	2,219,426	493,206	2,712,632
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	938,500	248,000	1,186,500
Bad debt expense	500,000	-	500,000
Stock based compensation on options granted	2,558,265	236,600	2,794,865
Consulting fees paid by issuance of common stock	-	-	36,000
Common stock issued for directors' compensation	-	-	49,000
Impairment of goodwill	-	3,065,014	3,065,014
Loss from disposal of assets	174,030	-	174,030
Non-controlling interest	(7,570,532)	(747,459)	(8,317,991)
Amortization of debt discounts and deferred financing cost	3,924,522	76,000	4,000,522
Common stock issued for services	-	1,400,000	1,400,000
Subsidiary's common stock issued for services	837,500	-	837,500
Interest expense in connection with the conversion of
notes payable into subsidiary's common stock	230,192	-	230,192
Settlement expense	4,761,500	-	4,761,500
Gain from disposal of discontinued operations	(1,079,562)	-	(1,079,562)
Derivative expense	5,198,206	-	5,198,206
Change in fair value of derivative liability	(6,902,806)	-	(6,902,806)
Impairment of mineral rights	15,000	444,200	459,200

Changes in operating assets and liabilities
Other receivable	12,592	-	12,592
Prepaid expenses - current portion	(465,400)	(537,470)	(1,020,870)
Assets of discontinued operations - current portion	2,133,178	-	2,133,178
Deposits - current portion	50,000	(50,000)	-
Prepaid expenses - long term portion	-	417	417
Assets of discontinued operations - long term portion	10,603	-	10,603
Accounts payable and accrued liabilities	540,640	112,333	656,031
Liabilities of discontinued operation	1,154,318	-	1,154,318

Net cash used in operating activities	(5,266,987)	(2,599,149)	(8,092,423)

Cash flows from investing activities:
Acquisition of mineral rights	(15,000)	(65,000)	(289,200)
Investment in marketable securities available for sale	(100,000)	-	(100,000)
Increase in reclamation bond deposit	(1,715,629)	-	(1,715,629)
Cash used in acquisition of Gold Acquisition	(12,000,000)	-	(12,000,000)
Cash and restricted cash acquired in connection with the asset		-
purchase agreement entered into with a majority owned subsidiary	4,230,435	-	4,230,435
Acquisition of Secure Energy LLC (cash portion)	-	(59,959)	(59,959)
Proceeds from disposal of assets	133,431	-	133,431
Purchase of office equipment and vehicle	(80,280)	(38,666)	(118,946)
Net cash used in investing activities	(9,547,043)	(163,625)	(9,919,868)

Cash flows from financing activities:
Proceeds from convertible promissory notes	1,715,604	100,000	1,815,604
Payments on senior convertible promissory notes	(222)	-	(222)
Payments on note payable	(4,076,500)	-	(4,076,500)
Payment of convertible promissory note	-	(50,000)	(50,000)
Proceeds from sale of subsidiary's preferred stock	3,284,396	-	3,284,396
Proceeds from sale of subsidiary's common stock	3,202,417	-	3,202,417
Proceeds from sale of common stock, net of issuance cost	-	16,133,834	17,531,713
Net cash provided by financing activities	4,125,695	16,183,834	21,707,408

Net increase in cash	(10,688,335)	13,421,060	3,695,117

Cash at beginning of period	14,383,452	962,392	-

Cash at end of year	$3,695,117	$14,383,452	$3,695,117
	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$327,721	$2,250	$329,971
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$1,715,604	$41,000	$1,756,604
Debt discount in connection with the conversion
of convertible promissory notes into a qualified financing	$-	$35,000	$35,000
Issuance of common stock for conversion
of convertible promissory notes and accrued interest	$-	$50,416	$50,416
Stock warrants issued for prepaid services	$-	$2,712,632	$2,712,632
Issuance of common stock in connection with the
acquisition of Secure Energy, LLC	$-	$2,960,000	$2,960,000
Assumption of note payable in connection with the
acquisition of Secure Energy, LLC	$-	$50,000	$50,000
Common stock to be issued for prepaid services	$-	$744,000	$744,000
Issuance of common stock for purchase
of mineral rights	$-	$170,000	$170,000
Subsidiary's preferred stock deemed dividend	$3,284,396	$-	$3,284,396
Issuance of a note payable in connection with the acquisition of business	$8,000,000	$-	$8,000,000
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$2,842,000	$-	$2,842,000
Purchase of property and equipment of Gold Acquisition upon acquisition	$8,656,929	$-	$8,656,929
Purchase of mineral rights of Gold Acquisition upon acquisition	$8,501,071	$-	$8,501,071
Issuance of subsidiary's common stock for payment of notes payable and accrued interest	$777,555	$-	$777,555
Issuance of subsidiary's common stock in connection with the conversion of a promissory note
into a current private placement offered by subsidiary	$611,750	$-	$611,750

See accompanying notes to consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

On July 22, 2011, the Company,  Pershing Gold Corporation (“Pershing”) (formerly Pershing Gold Ltd) and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement (the “Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.). Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.  After giving effect to the foregoing, Pershing issued 76,095,214 shares of its Common Stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and the Company became the parent company of Pershing. As of December 31, 2011, the Company holds 53.30% of interest in Pershing. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Pershing and its subsidiaries, as of December 3, 2011.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC and Lakewood Group LLC.

On December 22, 2011 the Board of Directors of the Company approved the change of the Company’s fiscal year to end on December 31 from March 31.

GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Continental Resources Group, Inc. of $15,992,673 for the nine months ended December 31, 2011 and cumulative net losses of approximately $26.9 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its subsidiary. The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Pershing (53.30% controlling interest), as of December 31, 2011. In connection with the asset purchase agreement with Pershing, the Company included the operating results of Pershing beginning July 22, 2011 in the accompanying statements of operations for the nine months ended December 31, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2011, the Company recorded a non-controlling interest balance of $8,126,855 in connection with our majority-owned subsidiary, Pershing as reflected in the accompanying consolidated balance sheets. As of March 31, 2011, the Company recorded a deficit non-controlling interest balance of $12,994 in connection with a majority-owned subsidiary, Secure Energy LLC (“Secure Energy’) as reflected in the accompanying consolidated balance sheets (see Note 3).

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, derivative liability, and debt discount, capitalized mineral rights, asset valuations, and common stock issued for services. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on the reported net loss.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At December 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not incurred any losses on bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MARKETABLE SECURITIES

Marketable securities that the Company invests in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Marketable securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets). Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s former majority owned subsidiary, Capital Hoedown, is the Canadian dollar (“CAN”), the official currency of Canada. Capital accounts of the consolidated financial statements are translated into United States dollars from CAN at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the year ended December 31, 2011. A summary of the conversion rates for the periods presented is as follows:

December 31, 2011
Period end CAN: U.S. dollar exchange rate	0.9804
Average twelve month period CAN: U.S. dollar exchange rate	1.0115

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective November 23, 2009, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to December 31, 2011:

Conversion feature derivative liability
Balance at January 1, 2011	$-
Recognition of derivative liability	13,198,206
Change in fair value included in earnings	(6,902,806)
Balance at December 31, 2011	$6,295,400

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities –trading	$100,000	$-	$-

The Company categorizes the securities as trading securities.  The Company’s investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices. Unrealized gains or losses on marketable securities -trading are included in earnings.

The carrying amounts reported in the balance sheet for cash and cash equivalents, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible promissory note and notes payable at December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

PREPAID EXPENSES

Prepaid expenses – current portion of $471,237 and $3,280,863 at December 31, 2011 and March 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash, common stock and warrants) of public relation services, consulting and business advisory services and prepaid mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $37,759 and $45,234 at December 31, 2011 and March 31, 2011, respectively, consist primarily of costs paid for future mineral lease payments after one year.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended December 31, 2011 and the year ended March 31, 2011, the Company incurred exploration cost of $2,270,563 and $224,095, respectively.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated, indicated, and inferred mineral resources related to the Relief Canyon Mine property. Based on these findings, management determined that the fair value of the acquired mineral right amounted to $8,501,071 in connection with the acquisition of the Relief Canyon Mine Property (see Note 3). The Company has recorded the acquired mineral right’s fair value as mineral rights on the consolidated balance sheet as a separate component of property, plant and equipment. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, the Company assesses the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  On December 31, 2011 based on managements’ review of the carrying value of mineral rights related to the acquisition of Relief Canyon Mine, management determined that there is no evidence that this acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights related to the acquisition of Relief Canyon Mine was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the fiscal year ended March 31, 2011, the Company recorded impairment of mining rights of $444,200. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Additionally, the Company recorded impairment charges of $15,000 during the nine months ended December 31, 2011.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. During fiscal year ended March 31, 2011, the Company recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy (see Note 3). The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

	Nine months ended December 31, 2011	Year ended March 31, 2011	Period from Inception November 23, 2009 to December 31, 2011
Numerator: Loss from continuing operations	$(22,483,643)	$(8,094,387)	$(30,874,375)
Loss from discontinued operations	$(1,079,562)	$-	$(1,079,562)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	94,971,755	56,908,403	68,822,950
Loss per common share, basic and diluted:
Loss from continuing operations	$(0.24)	$(0.14)	$(0.45)
Loss from discontinued operations	$(0.01)	$-	$(0.02)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	Nine months ended December 31, 2011	Year ended March 31, 2011	Period from Inception November 23, 2009 to December 31, 2011
Common Stock Equivalents
Options	-	3,185,000	-
Warrants	-	51,958,749	-
Total	-	55,143,749	-

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This update does not have a material impact on the Company’s consolidated financial statements.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – ACQUISITIONS

SECURE ENERGY LLC

On March 17, 2011, the Company entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation (“Prospect”) and Gordon R. Haworth (“Haworth”) for the purchase of 51.35549% and 24.32225% of the membership interests of Secure Energy, a North Dakota limited liability company. The Company paid $60,000 cash and issued 2,725,000 shares of the Company’s common stock to Prospect and assumed certain obligations and liabilities of Prospect in the approximate amount of $80,000, and issued 975,000 shares of the Company’s common stock to Haworth. Upon closing of this transaction on March 17, 2011, Secure Energy became a majority-owned subsidiary of the Company. On July 22, 2011, under the terms of the asset purchase agreement, Pershing purchased from the Company the membership interest of 75.68% in Secure Energy. As such, Secure Energy became a majority-owned subsidiary of Pershing.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – ACQUISITIONS (continued)

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

Unaudited pro forma results of operations data as if the Company and Secure Energy had occurred are as follows:

	The Company and Secure Energy for the nine months ended December 31, 2011	The Company and Secure Energy for the Year ended March 31, 2011	The Company and Secure Energy from November 23, 2009 (Inception date) to December 31, 2011
Pro forma revenues	$-	$-	$-
Pro forma loss from operations	(14,707,652)	(8,034,373)	(23,049,820)
Pro forma net loss	(23,563,205)	(8,114,437)	(31,984,400)
Pro forma loss per share	$(0.24)	$(0.14)	$(0.46)
Pro forma diluted loss per share	$(0.24)	$(0.14)	$(0.46)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

PERSHING GOLD CORPORATION

On July 22, 2011, the Company, Pershing and Acquisition Sub, entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which shall be equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock (the “Warrants”) which shall be equal to one  Warrant to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing shall deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which shall be equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.). Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of the Company.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – ACQUISITIONS (continued)

After giving effect to the foregoing, Pershing issued 76,095,214 shares of its common stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and the Company became the Parent Company of Pershing. As of December 31, 2011, the Company holds 53.30% of interest in Pershing. As a result, the consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiary, Pershing and its subsidiaries, as of December 31, 2011.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – ACQUISITIONS (continued)

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

Reclamation bond	$2,842,000
Property and equipment	8,656,929
Mineral rights	8,501,071
Net purchase price	$20,000,000

NOTE 4 – DISCONTINUED OPERATIONS

In September 2011, the Company’s majority owned subsidiary, Pershing, decided to discontinue its sports and entertainment business. As a result, Pershing will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, Pershing disposed of its Empire Sports & Entertainment Co. (“Empire”) subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Pershing, Empire and Concert International Inc. (“CII”).  Pursuant to the SPA, Pershing agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc., for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to Pershing which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of Pershing. As of December 31, 2011, note receivable, net of allowance for bad debt of $500,000, amounted to $0 and interest receivable of $13,333 was included in other receivables.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business of Pershing.  The carrying amounts of the major classes of these assets and liabilities as of December 31, 2011 are summarized as follows:

December 31,
2011
Assets:
Accounts receivable, net	$44,300
Notes and loan receivable	16,750
Assets of discontinued operations	61,050
Liabilities: Accounts payables and accrued expenses	$21,622
Liabilities of discontinued operations	$21,622

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4 – DISCONTINUED OPERATIONS (continued)

The following table sets forth for the period from July 22, 2011 (Asset purchase agreement date, see Note 1) to December 31, 2011, indicated selected financial data of Pershing's discontinued operations of its sports and entertainment business.

December 31, 2011
Revenues	$2,626,301
Cost of sales	4,053,784
Gross profit	(1,427,483)
Operating and other non-operating expenses	(774,607)

Loss from discontinued operations	$(2,202,090)

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

Such disposal is included in loss from discontinued operations during the nine months ended December 31, 2011and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011 assumed by CII	622,528
Gain on disposal of discontinued operations, net of tax	1,122,528
Loss from discontinued operations	(2,202,090)
Total loss from discontinued operations, net of tax	$(1,079,562)

NOTE 5 – MARKETABLE SECURITIES

Marketable securities –trading securities at December 31, 2011 consist of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$100,000	$—	$—	$100,000

Total	$100,000	$—	$—	$100,000

Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2011	March 31, 2011
Furniture and fixtures	5 years	$20,000	$14,057
Office and computer equipments	5 years	26,606	2,330
Land	-	266,977	-
Building and improvements	5 - 25 years	727,965	-
Site costs	10 years	1,272,732	-
Crushing system	20 years	2,256,943	-
Process plant and equipments	10 years	3,115,266	-
Vehicles and mining equipments	5 - 10 years	675,079	36,336
		8,361,568	38,666
Less: accumulated depreciation		(330,465)	(6,938)

		$8,031,103	$31,728

Depreciation expense for the nine months ended December 31, 2011 and for the year ended March 31, 2011 was $330,465 and $6,938, respectively.

NOTE 7 - MINERAL PROPERTIES

Properties Purchased by Continental Resources Acquisition Sub, Inc.

Through Pershing’s wholly-owned subsidiary, Acquisition Sub which was formed in July 2011 to purchase substantially all of the assets of the Company. These assets include the following mineral claims:

Coso

The Coso property is held through CPX Uranium, Inc., a wholly-owned subsidiary of Green Energy Fields, Inc., which has a 100% working interest and a 97% net revenue interest in the property.  The 97% net revenue interest is the result of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations by and among NPX Metals, Inc., Green Energy Fields, Inc. and CPX Uranium, dated as of November 30, 2009, pursuant to which NPX  retained a 3% net smelter return royalty interest in the property. The property in Inyo County, California consists of 169 federal unpatented lode mining claims on BLM land totaling 3,380 acres and 800 state leased acres.  The unpatented mining claims overlie portions of sections 12, 13, 24, 25, 26, 35, and 36 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian), sections 13, 24, and 25 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21 South, Range 37 East (Mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  To maintain the Coso mining claims in good standing, we must make annual maintenance fee payments to the BLM in lieu of annual assessment work. These claim fees are $140.00 per claim per year. The Company also pay an annual recording cost of approximately $50 to Inyo County.  With respect to the unpatented lode mining claims, future exploration drilling on the property will require us to either file a Notice of Intent or a Plan of Operations with the BLM , depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than five acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. A Plan of Operations will be required if there is greater than five acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – MINERAL PROPERTIES (continued)

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

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of December 31, 2011, Continental Resources Group, Inc. has conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling or geophysical surveys.

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  To date, the water source has not yet been determined.

With respect to the state mineral prospecting permit, we are currently authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  We are not currently authorized to conduct exploration drilling on the state mineral prospecting permit.   Future drilling on the state mineral prospecting permit will require us to file environmental documentation under the California Environmental Quality Act.

The Coso property does not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

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

Artillery Peak

The Artillery Peak property is located in western north-central Arizona near the southern edge of Mohave County.  The claim group is composed of a total of 86 unpatented contiguous mining claims in Sections 22, 26, 27, 35, and 36 of Township 12 North, Range 13 West, Gila & Salt River Base & Meridian covering 1,720 acres of land managed by the BLM.  On April 26, 2010, the Company, through Green Energy Fields, Inc. acquired a 100% interest (minus a 4% net smelter royalty interest) in the 86 unpatented lode mining claims located in Mohave county, Arizona for $65,000 in cash and 200,000 shares of the Company’s common stock.  To date, there has been no production on the property and no royalties are owed. The claims are not subject to any other royalties or encumbrances.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – MINERAL PROPERTIES (continued)

To maintain the Artillery Peak mining claims in good standing, we must make annual maintenance fee payments to the BLM in lieu of annual assessment work. These claim fees are $140.00 per claim per year.  The Company must also pay recording fees to Mohave County of approximately $10 to $15 per claim.

The property lies within the Date Creek Basin, which is a region well known for significant uranium occurrence.  Uranium exploration has been occurring in the Artillery Peak region since the 1950’s by a number of exploration and mining entities.  Radioactivity was first discovered in the Date Creek Basin area by the U.S. Atomic Energy Commission in 1955 when a regional airborne radiometric survey was flown over the area. The Artillery Peak property was first acquired by Jacquays Mining and first drilled in 1957.  Subsequently the property was acquired by Hecla Mining in 1967, Getty Oil and Public Service Co of Oklahoma pursuant to a joint venture in 1976, Hometake Mining in 1976 on adjacent properties to the south, Santa Fe Minerals, also in 1976, and Universal Uranium Limited in 2007.  As of 2007, a total of 443 exploration holes had been drilled into the Artillery Peak property area.

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

The Company released a technical report formatted according to Canadian National Instrument 43-101 standards on October 12, 2010.  The report was prepared by Dr. Karen Wenrich, an expert on uranium mineralization in the southwestern United States, and Allen Wells, who performed a mineral resource estimate (as defined by the Canadian Institute of Mining, Metallurgy and Petroleum) based on historical data and the recent 2007 data.  The report recommended exploration drilling to further delineate the extent and nature of the uranium mineralization at the Artillery Peak Property.

Access to the property is either southeast from Kingman or northwest from Wickenburg along U.S. Highway 93, then following the Signal Mountain Road (dirt) for 30 miles toward Artillery Peak. Road access within the claim block is on unimproved dirt roads that currently are in good condition.  The property is undeveloped and there are no facilities or structures.

A power line runs northeast to southwest approximately two miles to the northwest of the Artillery Peak property and power for the property will be tied to the national power grid.  No other utilities exist on or near the Artillery Peak Project area. The power line runs northwest to southeast along U.S. Highway 93.  Water supply may be provided by drilling in the thick alluvial fill located two to seven miles from the perennial Big Sandy River.

The Artillery Peak property does not currently have any reserves and all activities undertaken were exploratory in nature.

Blythe

The Blythe project is located in the southern McCoy Mountains in Riverside County, California approximately 15 miles west of the community of Blythe.  It consists of 66 unpatented lode mining claims covering 1,320 acres of BLM land.  The Blythe Project is owned through Green Energy Fields, Inc.  The property is subject to a 3% net smelter return royalty.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – MINERAL PROPERTIES (continued)

A number of companies have worked on the Blythe uranium property during the 1950s through the 1980s.  Several shipments of ore were reportedly shipped from the property.

Currently, the Company is still in the process of assessing the Blythe Property.  The Company proposed locating and re-entering as many old drill holes as possible.  These holes would be probed with geophysical instruments to determine radioactivity and uranium mineralization in the subsurface.  If these results are positive, then additional drilling and down-hole probing would be proposed.

The Blythe property does not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

Breccia Pipe Project

The Breccia Pipes Project is located in the Coconino and Mohave counties of Arizona. Through Green Energy Fields, Inc., the Company owns an unrestricted option to purchase certain unpatented mining claims on this property pursuant to the terms of an asset purchase agreement. The consummation of the purchase was to occur only in the event that certain actions taken by the BLM on July 20, 2009, which had the effect of withdrawing lands in the vicinity of the property from mineral location and entry, were terminated by February 15, 2016. On January 9, 2012, the BLM elected to maintain the withdrawal for a period of 20 years, so we shall not be able to consummate the purchase.

Absaroka Stone

On May 27, 2011, the Company entered into a purchase and sale agreement with Absaroka Stone LLC pursuant to which the Company agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming.  Pursuant to the terms of the agreement, Absaroka Stone LLC agreed not to stake for its own account any additional mining claims within a 15 mile radius of the property.  Any additional mining claims to be located within a 15 mile radius of the property (the “Claim Body”) were to be located, staked and filed by Continental Resources Group, Inc., at its expense and held in its name.  In consideration for the purchase, the Company paid Absaroka Stone LLC $15,000 upon execution of the agreement.  The Company agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the agreement.  If we fail to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, we shall pay an aggregate sum of $50,000 to Absaroka Stone LLC. Pursuant to the terms of the agreement, we would pay a 1% gross royalty to Absaroka Stone LLC on on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the royalty obligations by paying Absaroka Stone LLC an aggregate payment of $1,000,000.

This property does not currently have any reserves.  All activities undertaken and currently proposed are exploratory in nature.

Prospect Uranium

Green Energy Fields, Inc. owns 51.36% of Secure Energy, LLC and ND Energy, Inc. owns 24.32% of Secure Energy, LLC.

Secure Energy, LLC’s assets include:

•	Data package including historical exploration data including drill logs, surface samples, maps, reports and other information on various uranium prospects in North Dakota;
•
Uranium lease agreement with Robert Petri, Jr. and Michelle Petri dated June 28, 2007 for property located in Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4;

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – MINERAL PROPERTIES (continued)

•
Uranium lease agreement with Robert W. Petri and Dorothy Petri dated June 28, 2007 for property located in Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4; and

•
Uranium lease agreement with Mark E. Schmidt dated November 23, 2007 for property located in Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 31: Lots 1 (38.50), 2 (38.54), 3 (38.58), 4 (38.62) and E1/2 W1/2, W1/2NE1/4, SE 1/4.

The uranium lease agreements include the rights to conduct exploration for and mine uranium, thorium, vanadium, other fissionable source materials, and all other mineral substances contained on or under the leased premises, which we call Prospect Uranium.   The leased premises consist of a total of 1,027 acres located in Slope County, North Dakota.

Drill logs from the uranium leases show uranium mineralized roll fronts in sandstone, with uranium mineralization occurring within 350 feet of the surface.  Additional layers of sandstone exist at deeper intervals but have not been cored or logged.

The Prospect Uranium property does not currently have any reserves.  All activities undertaken and currently proposed at the Prospect Uranium property are exploratory in nature.  Currently, the Company is still in the process of assessing the Prospect Uranium property.

Properties Purchased by Pershing Gold Corporation

North Battle Mountain and Red Rock Mineral Prospects

Through Pershing’s wholly-owned subsidiary, Arttor Gold LLC, the Company has the rights to explore the North Battle Mountain Mineral Prospect located in Lander County, Nevada.

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, 18 kilometers north of the town of Battle Mountain in north central Nevada.  The property consists of 36 unpatented lode mining claims and encompasses approximately 700 acres of land.  The North Battle Mountain Mineral Prospect can be accessed from Battle Mountain by a paved county road for about nine kilometers to the North Battle Mountain rail siding, and then by a graded gravel road from which an unimproved dirt road leads east to the north-central part of the property.

The Red Rock Mineral Prospect is located in Lander County, Nevada, 42 kilometers south of the town of Battle Mountain.  The property consists of five groups of unpatented lode mining claims, totaling 269 claims and encompassing approximately 5,600 acres of land.  The Red Rock Mineral Prospect can be accessed from Nevada State Highway 305, traveled south from Battle Mountain approximately 42 kilometers to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road one-half kilometer to the western claim boundary.  Most of the property is accessible by secondary gravel and unimproved dirt roads.

The exploration rights to these properties are held through two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold LLC and Art Leger, formerly Pershing’s Chief Geologist and currently a consultant for Pershing, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold LLC and Centerra (US) Inc.  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.

The Company is not aware of any previous operations at the North Battle Mountain Mineral Prospect.  Cameco (US) Inc. first identified gold potential on the Red Rock Mineral Prospect property in 1996 and staked claims in 1996, 1997, and 1998.  Cameco conducted sampling, mapping and drilling programs, and allowed most of the claims to lapse in 2001.

In 2004, Mr. Leger located the current North Battle Mountain Mineral Prospect claims.  Prior to leasing the claims to us in May 2011, he leased them to several small exploration companies.  At Red Rock Mineral Prospect, Mr. Leger staked certain claims in 2003 and obtained the remaining claims.  During the period prior to our lease in May 2011, several small exploration companies conducted additional work on the property.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – MINERAL PROPERTIES (continued)

The geology of the North Battle Mountain Prospect consists of Middle to Upper Paleozoic sedimentary rocks that have been intruded by tertiary dikes.  Eocene to Pliocene felsic to mafic volcanic rocks and minor sediments were deposited over these older rocks.  Regional geophysical data indicates that the property lies within the Battle Mountain- Eureka fault zone and along the west side of the Northern Nevada Rift structure.  The property is underlain by the Upper Devonian-Mississippian Harmony Formation – an arkosic assemblage consisting of calcareous sandstone, shale, and chert.  Tertiary/Quatermary basalt and andesitic basalt form massive diffs on the eastern boundary of the property.  Numerous high-angle faults striking east-west, northeast, northwest and north-northeast cut Harmony Formation rocks.

The Red Rock Mineral Prospect lies within the Great Basin region of the Basin and Range physiographic province, a region characterized by a series of generally north-trending mountain ranges separated by alluvial valleys.  The Shoshone Range in the Red Rock Mineral Prospect area is underlain by siliceous and volcanic assemblage rocks of Ordovician to Devonian age that occur in a complex array of thrust slices in the upper plate Roberts Mountains thrust.  In places, Devonian to Silurian shallow-watercarbonate rocks surround Ordovian to Mississipian deep water casitc rocks lying in the upper plate of the thrust from autochthonous carbonate rocks lying within the lower-plate “window”.

At the North Battle Mountain Mineral Prospect, Pershing is exploring a potential underground Carlin-type gold deposit.  To date, our exploration activities have included detailed geologic mapping, rock and soil geochemical sampling; a detailed gravity survey and a three-line CSAMT survey which provides resistivity information of the subsurface.

Relief Canyon Mine

Through Pershing’s wholly-owned subsidiary, Gold Acquisition Corp., the Company owns 58 unpatented lode mining claims and 118 unpatented millsite at the Relief Canyon Mine property.  The property includes the Relief Canyon Mine, currently on care and maintenance, which produced gold periodically from 1984 through 2008.  The Relief Canyon Mine includes three open pit mines, five heap leach pads, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré.  The process facility was originally installed by Lancana Mining in 1985 and was updated in 1995 and again in 2007 by Firstgold Corp. The facilities are generally in good condition.

Adequate line power is available to the site to operate the existing process facility and ancillary facilities.  There is a generator onsite to provide power for the crusher and a backup generator that could provide 100% of the required power for process facility and heap leach operation in the event of power outages.  Sufficient water rights to operate the facility have been appropriated with two operating and permitted wells serving current needs.

The Relief Canyon Mine property was most recently owned and operated by Firstgold Corp.  Firstgold Corp. ceased operations at Relief Canyon in 2008 and filed for bankruptcy in January 2010.  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. §363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), pursuant to which Platinum Long Term Growth LLC (“Platinum”) was approved as the successful “back up bidder” for certain assets including the Relief Canyon Mine.  On August 30, 2011, pursuant to the Sale Order, the Company (through Pershing’s wholly owned subsidiary) purchased 100% of the Relief Canyon Mine property and related assets for an aggregate purchase price of $12.0 million cash paid at closing and $8.0 million of senior secured convertible promissory notes issued to former creditors of Firstgold Corp. The Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).

The Relief Canyon properties are located about 100 miles northeast of Reno, Nevada. The nearest town is Lovelock, Nevada which is approximately 15 miles west-southwest from the Relief Canyon Mine property and can be reached from both Reno and Lovelock on U.S. Interstate 80.  The Relief Canyon Mine property is reached from Lovelock by travelling approximately seven miles northeast on I-80 to the Coal Canyon Exit (Exit No. 112), then about 10 miles southeast on Coal Canyon Road (State Route 857, a paved road maintained by Pershing County) to Packard Flat, and then north on a gravel road for two miles.  All of the Relief Canyon properties can be accessed by unpaved roads from the Relief Canyon Mine property. The Relief Canyon properties are located in Pershing County, Nevada at the southern end of the Humboldt Range.  The range is underlain by a sequence of late Paleozoic- to Mesozoic-age volcanic and sedimentary rocks.  Gold-bearing rocks at the Relief Canyon properties are primarily developed within breccia zones along the contact between the Grass Valley and Cane Springs Formations.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – MINERAL PROPERTIES (continued)

Gold was first discovered on the property by the Duval Corp. in 1979.  Subsequent exploration was performed by various companies including Lancana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc. Firstgold Corp. acquired the property in 1995 and explored and produced gold periodically from 1995 until 2008.

NOTE 8 – SENIOR CONVERTIBLE PROMISSORY NOTES

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition acquired the Relief Canyon Mine located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum and Lakewood.

The Notes are joint and several obligations of Pershing and Gold Acquisition and bear interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of: (i) 3 months after Pershing or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the Note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.  The Notes may be pre-paid, in full or in part (but in no case, in an amount less than $250,000) at a price equal to 110% of the aggregate principal amount of the Notes plus all accrued and unpaid interest thereon at the election of Pershing, and after the occurrence of certain events at the election of Platinum or Lakewood.  The Notes are convertible into shares of Pershing’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.  The Notes contain customary provisions regarding occurrences that give rise to defaults under the Notes, including actions permitted to be taken in the event of default, cross default provisions and provision for default interest rates, and recovery of costs of collection.  Lakewood has agreed under the Notes to be governed by all waivers, consents and amendments agreed to by Platinum.  Platinum serves as Collateral Agent with respect to all matters relating to the collateral for the Notes.  Repayment of the Notes is secured by all of assets of Gold Acquisition and a pledge by Pershing of 100% of the stock of Gold Acquisition held by Pershing pursuant to a security agreement and stock pledge agreement. The Notes contain usual and customary “Events of Default” as defined in the senior secured convertible promissory note agreement. In October 2011, the conversion price of this $8 million senior convertible promissory notes was adjusted to $0.40 per share as a result of certain anti-dilution provisions contained therein due to the sale of Pershing’s common stock at $0.40 per share (see Note 12). Certain terms of the Notes were modified in February 2012 (see Note 16).

In accordance with ASC 470-20-25, the senior convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of Pershing’s common stock. These convertible promissory notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $8,000,000 to be amortized over the term of the senior convertible promissory notes.

Senior convertible promissory notes	$7,999,778
Less: debt discount	(6,933,333)
Senior convertible promissory notes, net	$1,066,445

Total amortization of debt discounts for the convertible debentures amounted to $1,066,667 for the nine months ended December 31, 2011 and was included in interest expense. Accrued interest as of December 31, 2011 amounted to $45,999.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The Company estimates the fair value of the conversion features on the senior convertible notes using the Black-Scholes option-pricing model using the following assumptions:

	December 31, 2011	August 30, 2011
Risk-free interest rate	0.25	0.33%
Expected volatility	106%	193%
Expected life (in years)	2.25	2.50
Expected dividend yield	--	-

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. The convertible promissory notes matured on the sixth month anniversary of the date of issuance and accrue interest at an annual rate of ten percent (10%).  The convertible promissory notes were payable in full on the maturity date unless previously converted into shares of the Company’s common stock at an initial conversion price of $1.00 per share.  In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant.

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

In January 2011, the Company paid $50,000 plus interest of $2,250 in connection with the convertible promissory note issued in October 2010. As of December 31, 2011, this convertible promissory note including accrued interest amounted to $0.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (continued)

On February 1, 2011, the Company’s majority owned subsidiary, Pershing, raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Pershing’s Member of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of Pershing’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, Pershing issued 750,000 shares of its common stock. The Company valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

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

The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. On October 31, 2011, Pershing entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000 (the “Convertible Notes”).  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. The note holders, including Pershing’s Board Member Barry Honig, converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.  In total, $750,000 of notes was converted, plus accrued interest of $27,555, with Pershing issuing 1,196,238 shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share  and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded  interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. As of December 31, 2011, principal and accrued interest on these convertible promissory notes amounted to $0.

On September 14, 2011, the Company’s majority owned subsidiary, Pershing, sold $1,715,604 of its 9% secured promissory note (the “Note”). The proceeds of the Note have been used to post additional bonds with the Bureau of Land Management (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Relief Canyon Mining property located in Antelope Springs Nevada. The Note is the joint and several obligation of Pershing and Gold Acquisition Corp. Principal and interest under the Note is payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum Long Term Growth LLC and Lakewood Group LLC. The Note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the Note plus all accrued and unpaid interest thereon at the election of the Company. The Note is convertible into shares of Pershing’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. On and after an Event of Default, as defined in the Note, the Note may be declared by the holder to be due and payable and the full amount thereof accelerated. In such event: (i) the entire unpaid principal balance of the Note multiplied by two (2) and (ii) all interest accrued thereon, shall become immediately due and payable as the non-exclusive remedy of the Note holder. Following a default, interest on the Note will accrue at a rate of 18% per annum. The Note is subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which the Note holder is intended to have a first priority senior security interest. The Note is also secured by a pledge of 100% of the stock of Gold Acquisition Corp. held by Pershing. The Note may be prepaid upon the occurrence of a Qualified Financing, as defined in the Note, of at least $1,715,604. Certain holders of senior secured indebtedness of Pershing (including Pershing’s Member of the Board, Barry Honig) agreed to subordinate certain senior obligations of Pershing to the prior payment of all obligations under the Note.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (continued)

The Company concluded that since this convertible promissory note does not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note is not considered derivatives.

Pursuant to the terms of the Note, Pershing is required to prepay the principal amount of the Note in full upon the occurrence of a Qualified Financing, which is defined in the Note as the closing of an equity investment in Pershing’s capital stock (or any equity-linked financing) in which Pershing receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder).  Pershing has determined that the sale of the Units that occurred between September 2011 and October 2011, in the aggregate, constitutes a “Qualified Financing” under the terms of the Note and accordingly, Pershing is required to prepay the outstanding principal value of the Note.  On October 31, 2011, Pershing and Note holder entered into a Waiver Agreement pursuant to which Pershing and the Note holder agreed that Pershing would prepay $700,000 principal of the Note and would waive (i) prepayment of the balance of the principal of the Note and (ii) any default under the Note arising solely from Pershing’s partial prepayment of the Note upon the occurrence of the Qualified Financing.

At December 31, 2011, convertible promissory notes consisted of the following:

Convertible promissory notes	$1,015,604
Less: debt discount	(897,117)
Convertible promissory notes, net	$118,487

For the year ended December 31, 2011, amortization of debt discount amounted to $818,487 and is included in interest expense. As of December 31, 2011, accrued interest on these convertible promissory notes amounted to $7,882.

NOTE 10 – NOTES PAYABLE

In February 2011, Pershing, Empire Sports & Entertainment Co. (“Empire”) and Pershing’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Pershing’s Member of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders. The loan shall be used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and mature on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of Pershing as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with Pershing’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, Pershing shall record the Preferred Return Fee upon attaining net profits from the Events. Pershing also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of Pershing’s designated Series A Preferred Stock, convertible into one share each of Pershing’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying Pershing’s common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. Between May 2011 and December 2011, 2,250,000 of these preferred shares were converted into Pershing’s common stock.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 10 – NOTES PAYABLE (continued)

During August 2011, the revenues from the Events did not exceed its costs and accordingly Pershing is indebted to the lenders, including the Member of the Board of Pershing, and the Credit Facility Agreement may be in default after accounting for the revenues from the Events.  As a result, the obligations under the Contribution Agreements became obligations of the parties thereto to each other. Between August 2011 and December 2011, the Company paid a total of $3,326,500 to the lenders and such amount reduced the principal balance of these notes.

On November 29, 2011, the holder of this note payable, converted $611,750 principal balance of this note into an aggregate of 1,529,375 of Units offered in a private placement by Pershing. Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Pershing’s Common Stock and (ii) a two-year warrant to purchase fifty (50%) percent of the number of shares of Pershing’s Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events.  As of December 31, 2011, principal and accrued interest on this note payable to Pershing’s Member of the Board of Directors which amounted to $561,750. In March 2012, Pershing’s Member of the Board agreed to extend the maturity date of such note up to February 1, 2013.

On August 26, 2011, the lenders (including the Member of the Board of Pershing) entered into a Side Letter with Platinum under which such lenders agreed to subordinate any obligations of Pershing or its subsidiaries to such lenders to the interests of Platinum and Lakewood under the notes.  As a result, the agreements dated as of February 23, 2011 (as amended) including that certain Credit Facility Agreement by and among Pershing, The Empire Sports & Entertainment, Co., and EXCX Funding Corp., and the lenders, were further amended to permit entry into the Notes and in order to permit Platinum and Lakewood to maintain a senior secured position with respect to the assets of Gold Acquisition and in the shares of Gold Acquisition senior to the lenders.

As of December 31, 2011, accrued interest and fees on these notes amounted to $109,493. At December 31, 2011, note payable – related party consisted of the following:

Note payable – related party	$561,750
Less: debt discount – related party	(50,918)
Note payable - related party, net	$510,832

For the nine months ended December 31, 2011, amortization of debt discount and deferred financing cost amounted to $1,595,532 and was included in interest expense. As of December 31, 2011, deferred financing cost amounted to $50,919 in connection with the issuance of Pershing’s Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

On March 17, 2011, in connection with the execution of Membership Interests Sale Agreements of Secure Energy, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 3). In August 2011, the Company paid off the principal balance of $50,000 plus accrued interest of $8,000.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company has determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company (see Note 8). Accordingly, the convertible instrument is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $6,295,400 at December 31, 2011. Derivative liability expense and gain resulting from the increase in fair value of this convertible instrument was $5,198,206 and $6,902,806 for the nine months ended December 31, 2011.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2011

Expected volatility - Pershing	112% - 193%
Expected term	2.25 - 2.5 Years
Risk-free interest rate	0.25% - 0.42%
Expected dividend yield	0%

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

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

On March 19, 2010, the Company granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as the Company's then-Chairman of the Board of Directors.  During the quarter ended December 31, 2010 these shares were issued. Randall Reneau served as Chairman from March 19, 2010 until his resignation on November 9, 2010.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

On December 28, 2010, the Company and an affiliated consulting company entered into a 9 month investor and public relations consulting agreement in consideration for a consulting fee of $200,000. In March 2011, this agreement was amended pursuant to which the consulting fee was amended to 600,000 shares of the Company’s common stock and a cash payment of $275,000 from $200,000. On June 14, 2011, the Company appointed to the board of directors of the Company, Jonathan Braun, who is the President of the affiliated consulting company. The Company valued these common shares at the fair market value on the date of grant at $1.24 per share or $744,000. The Company has recognized stock based consulting expense of $248,000 during fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $496,000 in connection with the 600,000 shares during the nine months ended December 31, 2011.

On April 8, 2011, the Company entered into a 90 day consulting agreement whereby the Company agreed to issue 750,000 shares of its common stock in consideration for certain services related to investor relations. The Company valued these common shares at the fair market value on the date of grant at $0.59 per share or $442,500.  The Company recognized stock based consulting expense of $442,500 during the nine months ended December 31, 2011.

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

Between September 2011 and October 2011, Pershing sold $1,718,000 of Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,436,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Pershing’s Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Pershing ‘s Common Stock (1,718,000 warrants) at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The warrants may be exercised on a cashless basis if at any time at 100% of the closing price for the common stock on the business day immediately prior to the exercise. In September 2011, Pershing issued 866,065 shares of its common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis. Pershing has agreed to file a “resale” registration statement with the SEC covering all shares of these common stock and shares underlying the warrants within 60 days of the final closing date of the sale of any Units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Pershing has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). Pershing is obligated to pay to Investors a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that Pershing shall not be obligated to pay any such liquidated damages if Pershing is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided Pershing registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

Between October 2011 and December 2011, Pershing sold $1,830,000 of Units pursuant to subscription agreements for an aggregate sale of 4,575,000 Units (the “Units”). Additionally, on November 29, 2011, the holder of Pershing’s 6% note payable converted $611,750 principal balance of the note into an aggregate of 1,529,375 of Units (see Note 10). Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Pershing’s Common Stock and (ii) a two-year warrant to purchase fifty percent of the number of shares of Pershing’s Common Stock (3,052,188 warrants) purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The Warrants may be exercised at any time on a cashless basis at 100% of the closing price for the Common Stock of Pershing on the business day immediately prior to the date of exercise. Pershing has agreed to file a “resale” registration statement with the SEC covering all shares of Common Stock and shares of Common Stock underlying the Warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Pershing has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). Pershing is obligated to pay to Investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, Pershing shall not be obligated to pay any such liquidated damages if Pershing is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided Pershing registers at such time the maximum number of shares of Pershing’s Common Stock permissible upon consultation with the staff of the SEC.

During the year ended December 31, 2011, Pershing paid placement agent fees of $370,583 in cash to broker-dealers in connection with the sale of the Units above.

In October 2011, Pershing issued 500,000 shares of Pershing’s common stock in connection with a public and investor relations agreement. The Company valued these common shares at the fair market value on the date of grant at $0.971 per share or $485,500. Accordingly, the Company recognized stock based consulting expense of $485,500 during the year ended December 31, 2011.

In December 2011, Pershing issued 600,000 shares of Pershing’s common stock in connection with an advisory and consulting agreement. The consultant previously acted as a placement agent of the Company whereby the consultant received warrants to purchase the Company’s common stock. Such warrants were assumed by Pershing pursuant to the asset purchase agreement entered into with the Company. Additionally, the consultant agreed to cancel 1,056,046 assumed warrants and waive any right to receive Pershing’s warrants. The Company valued these common shares at the fair market value on the date of grant at $0.53 per share or $318,000. Accordingly, the Company recognized stock based consulting expense of $318,000 during the year ended December 31, 2011.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

Following the consummation of the asset purchase agreement with the Company, certain holders of the Company’s warrants that were received in connection with the private placement of the Company’s securities (the “Offering”) asserted certain rights against the Company and Pershing under Section 5(f) of the Company’s Warrants (the “Put Right”), which the Company disputed. On October 3, 2011, the Company, Pershing and each of the holders of the Company’s Warrants that exercised their Put Right, entered into an Agreement and Release (the “Release”) in which Pershing agreed to issue to such holder 2 shares of Pershing’s common stock (the “Additional Stock”) for every $1.00 invested in the Offering in exchange for cancellation of the Company’s Warrants and waiver of ratchet anti-dilution protection from future offerings.  A total of 5,350,000 shares of Pershing were issued and a total of 4,280,000 stock warrants to purchase shares of Pershing’s common stock (equivalent to 5,350,000 Company’s warrants) were cancelled in connection with the settlement of the Put Rights. The Company valued these Pershing ‘s common shares at the fair market value on the date of grant at $0.89 per share or $4,761,500. Accordingly, the Company recognized settlement expense of $4,761,500 during the year ended December 31, 2011.

On October 31, 2011, Pershing entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000 (the “Convertible Notes”).  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. The note holders, including Pershing’s Board Member Barry Honig, converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.  In total, $750,000 of notes was converted, plus accrued interest of $27,555, with Pershing issuing 1,196,238 of its shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share  and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded  interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

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

For the nine months ended December 31, 2011, the Company recorded stock-based compensation expense of $46,800 in connection with the stock options granted to employees above.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

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

For the nine months ended December 31, 2011, the Company recorded stock-based consulting expense of $27,000 on options granted to consultants above.

On July 22, 2011, the Company’s majority owned subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Companies, Pershing, and Acquisition Sub (see Note 1). Under the terms of the Agreement, Pershing purchased from the Company substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.). As part of the purchase consideration, Pershing assumed the Company’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing shall deliver to the Company’s option holders, options to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which shall be equal to one option to purchase eight shares of Pershing’s common stock for every option to purchase 10 shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The 2,248,000 9-year options to purchase shares of Pershing’s common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. Additionally, for the nine months ended December 31, 2011the Company recognized stock based compensation of $706,281 which represents the portion of Pershing’s vested replacement option awards attributable to post-combination services related to the assumption of the stock options of the Company which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees).

During the nine months ended December 31, 2011, 375,000 options were forfeited in accordance with the termination of employee and consultant relationships.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

A summary of the stock options as of December 31, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at March 31, 2010	750,000	$0.15	10
Granted	7,560,000	0.25	10
Exercised	-	-	-
Cancelled	(4,000,000)	0.25	10
Forfeited	(1,125,000)	0.20	9.30
Balance at March 31, 2011	3,185,000	0.25	9.50
Granted	-	-	-
Assumed by Pershing (see Note above)	(2,810,000)	0.25	9.17
Exercised	-	-	-
Forfeited	(375,000)	-	-
Balance outstanding at December 31, 2011	-	$-	-

Options vested and exercisable at December 31, 2011	-	$-
Weighted average fair value of options granted during the period		$-

A summary of Pershing’s stock options as of December 31, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period - Pershing	2,850,000	$0.60	9.45
Granted to Pershing’s employees	400,000	0.88	9.75
Granted to Continental’s option holders (see Note above)	2,248,000	1.42	9.00
Exercised	-	-	-
Forfeited	(1,950,000)	0.41	8.84
Cancelled	-	-	-
Balance outstanding at December 31, 2011- Pershing	3,548,000	$1.11	8.45

Options exercisable at end of period - Pershing	-	$-
Options expected to vest - Pershing	1,778,533
Weighted average fair value of options granted during the period - Pershing		$1.09

Pershing’s stock options outstanding at December 31, 2011 as disclosed in the above table have no intrinsic value at the end of the period.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

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

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to an affiliated consulting company in connection with an 11 month consulting agreement. Pershing’s Member of the Board of Directors is the President of the affiliated consulting company. The 4,000,000 warrants were valued on the grant date at approximately $0.68 per warrant or a total of $2,712,632 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.69 per share, volatility of 206% (estimated using volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 2.02%. The Company has recognized stock based consulting expense of $493,206 during the fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $2,219,426 during the nine months ended December 31, 2011.

On July 22, 2011, the Company’s majority owned subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Companies, Pershing, and Acquisition Sub (see Note 1). Under the terms of the Agreement, Pershing purchased from the Company substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.). As part of the purchase consideration, Pershing assumed the outstanding warrants to purchase shares of the Company’s common stock such that Pershing shall deliver to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock which shall be equal to one warrant to purchase eight shares of Pershing’s common stock for every warrant to purchase ten shares of the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants. The assumption of the Company’s stock warrants was replaced with Pershing’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and Pershing’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were majority related to private placement sale of the Company’s common stock. Additionally, the Company recognized stock based compensation of $1,529,158 which represents the portion of Pershing’s vested replacement warrants awards attributable to post-combination services related to the assumption of the stock warrants of the Company which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees).

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

Out of the warrants to purchase 41,566,999 shares of Pershing’s common stock discussed above, a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby Pershing's Member of the Board of directors is the President of the affiliated company.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2010	4,650,000	$0.40
Granted	47,308,749	0.50
Exercised/Forfeited	-	-
Balance at March 31, 2011	51,958,749	0.49
Granted	-	-
Assumed by Pershing (see Note above)	(51,958,749)	0.49
Exercised/Forfeited	-	-
Balance at December 31, 2011	-	$-

Warrants exercisable at December 31, 2011	-	$-
Weighted average fair value of options granted during the nine months ended December 31, 2011		$-

A summary of the status of Pershing’s outstanding stock warrants as of December 31, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period - Pershing	-	$-	$-
Granted to third parties	14,623,376	0.60	2.00
Granted to Continental’s warrant holders (see Note above)	41,566,999	2.84	3.77
Cancelled	(5,336,045)	2.84	4.40
Forfeited	(3,720,000)	2.84	-
Exercised	(11,531,188)	0.60	2.00
Balance at December 31, 2011 - Pershing	35,603,142	$2.64	$3.94

Warrants exercisable at December 31, 2011 - Pershing	35,603,142	$2.64	$3.94
Weighted average fair value of options granted during the nine months ended December 31, 2011 - Pershing			$1.06

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

During the nine months ended December 31, 2011, the Company paid rent on a facility lease by an affiliated company for which our CEO/director, is the President. In April 2010, the Company entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space.

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

For the nine months ended December 31, 2011, the Company incurred $15,000 in accounting fees to a director of the Company, Bill Allred, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

For the nine months ended December 31, 2011, the Company incurred $30,000 in consulting fees to a director of the Company, Danny Bleak, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to an affiliated consulting company in connection with an 11 month consulting agreement. Pershing’s Member of the Board of Directors is the President of the affiliated consulting company.

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

On February 1, 2011, Pershing raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Pershing’s Member of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of Pershing’s common stock at a fixed rate of $1.00 per share. On October 31, 2011, Pershing entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000.  Pursuant to the Amendments, the fixed conversion price was adjusted from $1.00 to $0.65. The note holders, including Pershing’s Board Member Barry Honig, converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

In February 2011, Pershing, Empire and Pershing’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Pershing’s Member of the Board of Directors. Pershing’s Member of the Board of Directors funded $2,250,000 under this Credit Facility Agreement (see Note 9).

On July 18, 2011, Pershing borrowed $2,000,000 and issued the Company an unsecured 6% promissory note.  The note matures nine months from the date of issuance. On July 22, 2011, Pershing recorded the $2,000,000 as capital contribution as a result of the asset purchase agreement entered into with the Company. Such amount is considered an intercompany transaction and thus eliminated at consolidated basis.

Pershing's Member of the Board of Directors, Barry Honig holds 2,760,155 shares of the Company directly or indirectly.  In addition to 2,760,155 shares held directly, certain entities under Mr. Honig’s control and family members, including trusts for the benefit of Mr. Honig's minor children, currently owns 4,493,359 shares of the Company.  Accordingly, as one of the largest shareholder of the Company, Mr. Honig may be deemed to be in control of the Company and accordingly there may exist certain conflicts of interest as a result.  On November 14, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission voluntarily disclosing his positions.  Furthermore, in connection with the asset purchase agreement with the Company, entities controlled by Mr. Honig were granted 4.5-year-warrants to purchase an aggregate of 2,050,666 shares of Pershing’s common stock at $2.835 per share upon assumption of the outstanding warrants of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Uranium Lease Agreements

In connection with the execution of the Membership Interests Sale Agreements of Secure Energy, a majority-owned subsidiary of ND Energy, Inc. and Green Energy, Inc., the Company acquired the following Uranium lease agreements:

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

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

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

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

On July 15, 2011, Pershing (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the former Chief Geologist of Arttor Gold.

Royalty Agreement – Centerra (U.S.) Inc.

In August 2011, Pershing and its subsidiary, Arttor Gold, entered into lease agreements with Centerra (U.S.) Inc. (“Centerra”). The leases grant the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties which consist of 24 unpatented mining claims located Lander County, Nevada for a term of ten (10) years and may be renewed in ten (10) year increments. Pershing may terminate these leases at any time. Pershing is required under the terms of our property lease to make annual lease payments. Pershing is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Pershing fails to meet these obligations, it will lose the right to explore for gold on its property. Until production is achieved, Pershing’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $13,616 upon signing of the lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
On or before each of the 2nd and 3rd Anniversary	15,000
On or before each of the 4th and 5th Anniversary	20,000
On or before each of the 6th and 7th Anniversary	25,000
On or before each of the 8th and 9th Anniversary	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect	40,000

In the event that Pershing produces gold or other minerals from these leases, Pershing agrees to pay lessor a production royalty of equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. Pershing has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The Leases also requires Pershing to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter. Pershing is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If Pershing fails to make these payments, it will lose its rights to the property.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Agreement and Release

Following the consummation of the asset purchase agreement with the Company, certain holders of the Company’s warrants that were received in connection with the private placement of the Company’s securities asserted certain rights against Pershing under Section 5(f) of the Company’s warrants  issued in the 2011 private placement (the “Put Right”), which the Company disputed. On October 3, 2011, the Company, Pershing and each of the holders of the Company’s warrants that exercised their Put Right, entered into an Agreement and Release (the “Release”) in which Pershing agreed to issue to such holder 2 shares of Pershing’s common stock (the “Additional Stock”) for every $1.00 invested in the Company’s 2011 private placement in exchange for cancellation of the Company’s warrants and waiver of ratchet anti-dilution protection from future offerings.  A total of 5,350,000 Pershing’s shares were issued and a total of 4,280,000 stock warrants to purchase shares of Pershing’s common stock (equivalent to warrants to purchase 5,350,000 of the Company’s common stock) were cancelled in connection with the settlement of the Put Rights. During the nine months ended December 31, 2011, the Company recorded $4,761,500 in settlement expense as reflected in the accompanying consolidated statements of operations. Such amount was based on the fair market value of Pershing’s common stock on October 3, 2011, the date of release.

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

On October 26, 2011, an arbitration proceeding was commenced. On December 1, 2011, Pershing entered into a settlement agreement with Shannon Briggs pursuant to which Mr. Briggs and Pershing agreed to settle all claims and exchange releases. Under the terms of the settlement Pershing agreed to: (i) the termination of that certain Lockup Agreement dated as of July 22, 2010 permitting sale of 400,000 shares of Pershing’s common stock which were transferred by Mr. Briggs in a privately negotiated transaction; (ii) payment to Mr. Briggs of $37,500; and (iii) assignment of Pershing’s right to certain proceeds from future boxing matches. The parties agreed to the discontinuation of all legal proceedings and dismissal of the arbitration commenced by Mr. Briggs. During the year ended December 31, 2011, the Company recorded $37,500 in settlement expense as reflected in the accompanying consolidated statements of operations.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against Pershing in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff seeks to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of the Company. On July 22, 2011, Pershing acquired all of the assets of the Company through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of the Company’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the warrant for the Black Scholes value thereof. The plaintiff is suing for damages of approximately $128,000 plus attorneys’ fees and costs. The Company disputes the material allegations of the complaint and intends to vigorously defend the action. On September 23, 2011, Pershing entered into a mutual release agreement (the “Release Agreement”) with the Company, AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).  The Release Agreement provides that the Company and Pershing, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, Pershing, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for Pershing a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the court.

On February 7, 2012, Pershing obtained a copy of  a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952).  Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to Pershing’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Pershing acquired Relief Canyon, a previously operating gold mine owned by Firstgold (previously named Newgold, Inc.) which on or about January 27, 2010, filed a voluntary petition (the “Case”) under Chapter 11 of the Bankruptcy Code, Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum and Lakewood was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  On August 30, 2011, pursuant to the Sale Order, Pershing purchased 100% of the Relief Canyon Mining Assets through acquisition of Platinum's rights under the APA. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 15 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $3,594,000 at December 31, 2011, expiring through the year 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period ended:

	December 31, 2011	March 31, 2011
Tax benefit computed at “expected” statutory rate	$(8,011,490)	$(2,752,092)
State income taxes, net of benefit	(175,896)	(257,510)
Permanent differences
Stock based compensation and consulting	2,126,110	28,220
Derivative expense	1,767,390	-
Gain from change in fair value of derivative liability	(2,346,954)	-
Amortization of debt discount, deferred financing cost and non-cash interest expense	1,412,603	25,840
Stock based settlement expense	1,618,910	-
Net loss attributable to non-controlling interest	2,573,981	254,136
Impairment loss	5,100	1,193,133
Increase in valuation allowance	1,030,246	1,508,273
Net income tax benefit	$-	$-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period ended:

	December31, 2011	March 31, 2011

Computed "expected" tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(7.0)%	(7.0)%
Other permanent differences	36.0%	20.0%
Change in valuation allowance	5.0%	21.0%

Effective tax rate	0.0%	0.0%

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 15 – INCOME TAXES (continued)

The Company has a deferred tax asset which is summarized as follows at December 31, 2011 and March 31, 2011, respectively:

Deferred tax assets:
Net operating loss carryover	$1,595,975	$688,904
Stock based compensation and other	1,064,045	940,870
Less: valuation allowance	(2,660,020)	(1,629,774)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2011, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $1,030,246.

NOTE 16 – SUBSEQUENT EVENTS

Between January 2012 and February 2012, Pershing sold an aggregate of 1,937,500 units (the “Units”) with gross proceeds to the Company of $775,000. Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Pershing’s Common Stock and (ii) a two-year warrant to purchase fifty percent (968,750 warrants) of the number of shares of Pershing’s Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The Warrants may be exercised at any time on a cashless basis at 100% of the closing price for Pershing’s Common Stock on the business day immediately prior to the date of exercise. Pershing has agreed to file a “resale” registration statement with the SEC covering all shares of Common Stock and shares of Common Stock underlying the Warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Pershing has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). Pershing is obligated to pay to Investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, Pershing shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided Pershing registers at such time the maximum number of shares of Pershing’s Common Stock permissible upon consultation with the staff of the SEC.

On January 26, 2012, Pershing entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the option  to acquire certain uranium exploration rights and properties held by the Company (the “Uranium Properties”), as further described herein.  In consideration for issuance of the option, Amicor issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s Common Stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5,000,000 (within six months of the closing of the Option Agreement), then Amicor shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Option Agreement), Amicor shall pay the outstanding balance under the Note.  The Note does not bear interest.  The option is exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties.  In the event Amicor does not exercise the option, Pershing will retain all of the Option Consideration. Between January 2012 and February 2012, Pershing collected $930,000 of the Note. Additionally, on February 22, 2012, Pershing sold 350,000 share of Amicor’s Common Stock pursuant to a stock purchase agreement at $0.50 per share or $175,000.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On February 9, 2012, the Board of Directors (the “Board”) of Pershing appointed Stephen Alfers as Chairman and Chief Executive Officer of the Company.  Simultaneously with Mr. Alfers’ appointment, Barry Honig resigned from his position as Chairman of Pershing but remains a member of the Board. On February 9, 2012, Pershing entered into an employment agreement (the “Employment Agreement”) with Mr. Alfers, pursuant to which Mr. Alfers shall serve as the Chief Executive Officer of Pershing until December 31, 2015, subject to renewal.  Pursuant to the terms of his Employment Agreement, Mr. Alfers will be entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of Pershing’s restricted common stock and (ii) an option to purchase 10,000,000 shares of Pershing’s common stock with a term of ten years and an exercise price equal to the closing price of Pershing’s common stock on the trading day immediately prior to the date of issuance of such grant  or $0.49 which shall be vested in full on the Effective Date. The 10,000,000 options were valued on the grant date at $0.45 per option or a total of $4,500,000 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.49 per share, volatility of 105%, expected term of 10 years, and a risk free interest rate of 2.09%.

Vesting of Pershing’s restricted stock grant is as follows:

i.
6,000,000 shares of restricted common stock (less any shares sooner vested upon registration of 3,000,000 shares of the restricted common stock with the Securities Exchange Commission shall vest on the earlier of (a) such date that Pershing consummates a secondary public offering of its securities in which Pershing receives gross proceeds of at least $7,000,000 or (b) one (1)year from the Effective Date of this Agreement;

ii.	3,000,000 shares of restricted common stock shall vest two (2) years from the effective date of this agreement; and
iii.	3,000,000 shares of restricted common stock shall vest three (3) years from the effective date of this agreement.

Under his Employment Agreement, Mr. Alfers is entitled to receive an annual bonus if Pershing meets or exceeds certain criteria adopted by the Board.  The “Target Bonus” for Mr. Alfers for shall equal 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below such target. Mr. Alfers is entitled to receive a one-time bonus of $500,000 at the time of entering into the Employment Agreement. Certain amounts payable to Mr. Alfers as compensation are subject to claw-back rights in the event of restatements of Pershing’s financial information for a period of 3 years.  In the case of any termination of Mr. Alfers’ employment due to Resignation Without Good Reason (as defined in the Employment Agreement) prior to the one year anniversary of the Employment Agreement, 50% of the initial bonus shall be required to be repaid to Pershing.

Upon Mr. Alfers’ termination without cause (as defined in the Employment Agreement), within six months prior to or twenty four months following a Change in Control or upon Mr. Alfers’ Resignation for Good Reason during a Change in Control Period (as such terms are defined in the Employment Agreement), Pershing shall pay to Mr. Alfers (in addition to any Accrued Obligations as defined in the Employment Agreement), a lump sum in an amount equal to three times the sum of (i) Mr. Alfers’ base salary plus (ii) Mr. Alfers’ bonus. Additionally, any unvested equity awards that were granted prior to such Change in Control, including the awards described herein, shall fully and immediately vest.

On February 9, 2012, the holders of approximately 53% of the outstanding shares of Pershing 's common stock voted in favor of the adoption of Pershing 's 2012 Equity Incentive Plan (the "Plan").  The Board approved the Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of incentive stock options, non-qualified stock options and restricted stock grants, issuable to Pershing 's officers, directors, employees and consultants.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On February 21, 2011, Pershing designated 1,000,000 shares of 9.0% Series D Cumulative Convertible Preferred Stock (the “Series D Preferred Stock”).  Each share of Series D Preferred Stock is convertible (together with accrued and unpaid dividends thereon) into shares of Pershing’s common stock at a conversion price of $0.40 per share, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions, and subject to anti-dilution provisions. The holders of Pershing’s Series D Convertible Preferred Stock do not have voting rights.  Upon liquidation, dissolution or winding up of Pershing’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share thereof a preferential amount in cash equal to $1.00.  All preferential amounts to be paid to the holders of Series D Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or distribution of any assets to the holders of (i) any other class or series of capital stock and (ii) of Pershing’s common stock, par value $0.0001 per share (“Common Stock”).  The Certificate of Designation for the Series D Preferred Stock was filed with the Secretary of State of the State of Nevada on February 21, 2012.

On February 23, 2012, Pershing entered into a Stock Purchase Agreement with two subscribers (the “Purchase Agreement”) and sold 1,000,000 shares of Pershing’s Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of  Pershing’s Common Stock for an aggregate purchase price of $1,000,000 (the “Preferred Stock Purchase Price”). Frost Gamma Investment Trust (“FGIT”) purchased $600,000 of Pershing’s Series D Preferred Stock and received 600,000 shares of Series D Preferred Stock and warrants (the “FGIT Warrants”) to purchase an aggregate of 5,250,000 shares of Pershing’s Common Stock. Michael Brauser (“Brauser”) purchased $400,000 of Pershing’s Series D Preferred Stock and received 400,000 shares of Series D Convertible Preferred Stock and warrants (the “Brauser Warrants,” and together with the FGIT Warrants, the “Purchasers Warrants”) to purchase an aggregate of 3,500,000 shares of Pershing’s Common Stock. On March 30, 2012, the holder of the 400,000 shares of  Pershing’s Series D Preferred Stock converted his shares of Series D Preferred Stock into 1,153,143 shares of Pershing’s Common Stock (which included accrued and unpaid dividends thereon) at a conversion price of $0.35 per share. On March 29, 2012, Pershing issued 2,967,143 shares of its common stock in connection with the exercise of these 5,250,000 stock warrants on a cashless basis.

All of the proceeds from the Preferred Stock Purchase Price was used to prepay (i) $800,000 of that certain senior secured convertible promissory note dated August 30, 2011 in the original principal amount of $6,400,000 to Platinum and (ii) $200,000 of that certain senior secured convertible promissory note dated August 30, 2011 in the original principal amount of $1,600,000 (to Lakewood (collectively, the “Assignors”). The Assignors waived any prepayment penalty in connection with the application of the Preferred Stock Purchase Price as described above.

On August 30, 2011, pursuant to a letter agreement dated as of July 18, 2011, Pershing and Gold Acquisition Corp. (collectively, the “Makers”) issued the Notes to the Assignors. Pursuant to a certain assignment and assumption agreement dated February 23, 2012, (the “Assignment and Assumption Agreement”), FGIT and Brauser (collectively, the “Assignees”) acquired an aggregate of $4.0 million of the outstanding principal amount of the Notes from Assignors (the “Acquired Notes”).  After giving effect to the transactions contemplated pursuant to the Assignment and Assumption Agreement and the prepayment of the Notes with the Preferred Stock Purchase Price as described above, Platinum will retain $2,368,183.05 and Lakewood will retain $592,045.76 of the Original Notes (the “Remainder Notes,” and together with the Acquired Notes, the “New Notes”). The principal amount of Acquired Note issued to FGIT is $2,400,000.00 and the principal amount of the Acquired Note issued to Brauser is $1,600,000.

Pursuant to the Assignment and Assumption Agreement, the Makers agreed not to make any payment of principal or interest on the New Notes in amounts which are disproportionate to the respective principal amounts outstanding on the Acquired Notes or the Remainder Notes at any applicable time. So long as any Remainder Note remains outstanding, the Makers also agreed not to enter into any financing, exchange or other transaction of any nature with any Assignee or its affiliates unless each Assignor shall have been granted the right to participate in such financing, exchange or other transaction on the same terms offered to Assignees or their affiliates.   The Makers are required to deliver the New Notes to the applicable Assignor or Assignee within five (5) days after the execution and delivery date of the Assignment and Assumption Agreement.

On February 23, 2012, Pershing entered into those certain Note Modification Agreements, (the “Note Modification Agreements”) with the Assignees and Assignors, respectively, to extend the Maturity Date (as defined in each of the New Notes) to February 23, 2014, the definition of Commencement Date (as defined in each of the New Notes) to February 23, 2013 and to eliminate the prepayment penalty. The Makers may prepay this Note in full or in part with the prior written consent of the note holders, provided that any partial payment shall be in an amount not less than $250,000.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

The Assignees entered into their Note Modification Agreement in consideration for their purchase of Pershing’s Series D Convertible Preferred Stock and the Purchasers Warrants pursuant to the Purchase Agreement. The Assignors entered into their Note Modification Agreement in exchange for (i) the issuance to Platinum of warrants (the “Platinum Warrants”)  to purchase an aggregate of 4,144,320  shares of Pershing’s Common Stock, (ii) the issuance to Lakewood of warrants (the “Lakewood Warrants” and, together with the Platinum Warrants and the Purchasers Warrants, collectively the “Warrants”)  to purchase an aggregate of 1,036,080 shares of Pershing ‘s Common Stock, (iii) the issuance of 1,600,000 shares of Pershing’s Common Stock to Platinum  (the “Platinum Shares”), and (iv) the issuance of 400,000 shares of Pershing’s Common Stock  to Lakewood (the “Lakewood Shares,” and together with the Platinum Shares, collectively, the “Shares”). Any prepayment of any New Note shall require the consent of the holder of such New Note. The Warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share.  The Warrants may be exercised until the fifth anniversary of their issuance.   The Warrants may be exercised on a cashless basis at any time. On March 29, 2012, Pershing issued 2,925,601 shares of its common stock in connection with the exercise of these 5,180,400 stock warrants on a cashless basis.

On February 23, 2012, a majority of Pershing’s outstanding voting capital stock have authorized by written consent, in lieu of a special meeting of Pershing’s stockholders, that Pershing effect a reverse stock split at a ratio not less than two-for-one and not greater than fifteen-for-one, with the exact ratio to be set and the amendment to Pershing’s Articles of Incorporation to be filed at the discretion of Pershing’s Board of Directors.

On February 28, 2012, Pershing entered into an Asset Purchase Agreement (the “Agreement”) with Silver Scott Mines, Inc. (the “Seller”), a Nevada Corporation whereby the Seller shall sell, transfer, convey and deliver to Pershing, free and clear of all liens and encumbrances, certain 459 unpatented mining claims owned by the Seller which are located in Pershing County, Nevada and all of Seller’s files, documents, data, information and records related to these unpatented mining claims for a purchase price of $550,000 in cash.

On February 3, 2012, 500,000 of Pershing’s Series B Preferred Stock were converted into 500,000 shares of Pershing’s common stock.  The Company valued these common shares at par value.

On March 6, 2012, Pershing granted an aggregate of 1,100,000 10-year options to purchase shares of its common stock at $0.45 per share, the market price on the date of issuance, which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to two employees and a consultant of Pershing. The 1,100,000 options were valued on the grant date at approximately $0.42 per option or a total of approximately $458,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%.

In March 2012, Pershing’s Member of the Board agreed to extend the maturity date of a note payable under a credit facility agreement from January 31, 2012 to February 1, 2013 (see Note 10).

On March 23, 2012, Pershing agreed to purchase from Victoria Gold Corp.(“VGC”) and Victoria Resources (US) Inc. (“VRI” and collectively with VGC, the “Seller”) the Seller's interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (the “Assets”).  The Assets include (i) unpatented mining claims located in Pershing County, Nevada (the “Owned Claims”); (ii) the assumption by the Company of a leasehold interest in certain unpatented mining claims in Pershing County Nevada referred to as the “Newmont Claims” held by VRI under a Minerals Lease and Sublease dated June 15, 2006, as amended, between Newmont USA Limited, d/b/a in Nevada as Newmont Mining Corporation (“Newmont”) and VRI  (the “2006 Mineral Lease”); (iii) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to that Minerals Lease SPL-6700, dated as of August 17, 1987 between Southern Pacific Land Company and SFP Minerals Corporation;  (iv) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee lands in Pershing County, Nevada, in which Newmont holds a leasehold interest pursuant to a mining lease dated June 1, 1994 between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation; and (v) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to a minerals lease, dated as of March 23, 1999 between Nevada Land & Resource Company LLC and Santa Fe Pacific Gold Corporation.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

In connection with the purchase of the Assets, Pershing has agreed to purchase all of Seller’s data, information and records related to the Assets, including all internal analyses and reports prepared by third party consultants or contractors, and to assume all liabilities and obligations of the Sellers arising after the closing of the transaction, including additional expenditures to be made in accordance with the 2006 Mineral Lease in the amount of approximately $750,000 by June 15, 2012.

The closing of the acquisition of the Assets was subject to the satisfaction by the parties of certain obligations, including, among other things, the transfer of title to Pershing of the Owned Claims, the assignment of Seller’s leasehold interests to Pershing and the payment of consideration by Pershing for the Assets (the “Closing Conditions”).  On April 6, 2012, the parties satisfied the Closing Conditions and Pershing issued to VGC 10,000,000 shares of Pershing’s common stock, $0.0001 par value per share, and a 2 year  warrant to purchase 5,000,000 shares of Pershing’s Common Stock at a purchase price of $0.60 per share.  Pershing also granted a 2% net smelter returns royalty on production from the Owned Claims which are not encumbered by production royalties payable to Newmont under the 2006 Mineral Lease.  Pershing also paid the Seller $2,000,000 cash.

The Warrant may be exercised in whole, or in part, at any time by mean s of a “cashless” exercise.  In the event of an “Organic Change”, as defined in the Warrant, Pershing may elect to: (i) require the holder to exercise the Warrant prior to the consummation of such Organic Change or (ii) secure from the person or entity purchasing such assets or the successor resulting from such Organic Change, a written agreement to deliver to the holder, in exchange for the Warrant, a warrant of such acquiring or successor entity.

On March 20, 2012, Pershing issued 250,000 shares of its common stock to a third party in consideration for payment of legal services rendered.

On March 6, 2012, Pershing issued a warrant to purchase 400,000 shares of Pershing’s common stock at an exercise price equal to the market price of Pershing’s common stock on the date of issuance to a consultant in consideration for services rendered. The 400,000 warrants were valued on the grant date at approximately $0.45 per option or a total of approximately $166,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%.

On March 30, 2012, Pershing filed an amendment to the Certificate of Designation for the Series D Preferred Stock (the “Certificate Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares of Series D Preferred Stock that may be issued by Pershing to 6,000,000.

On March 30, 2012, Pershing and the original holders of Pershing’s Amended and Restated Senior Secured Convertible Promissory Notes, originally issued by Pershing on August 30, 2011, and amended and restated on February 23, 2012 (the “Notes”), with a current outstanding principal balance of $2,960,229, entered into agreements to amend the Notes (the “Note Amendments”).  Under the Note Amendments, the Notes were amended to provide a $0.35 Conversion Price (as defined in the Notes).  Platinum and Lakewood, the original holders of the notes agreed to convert $262,500 of the Notes in exchange for an aggregate of 750,000 shares of Pershing’s common stock, par value $0.0001 per share.

Pershing also entered into a Note Assignment and Assumption Agreement on March 30, 2012 (the “Note Assignment and Assumption Agreement”) pursuant to which the original holders assigned the remaining principal amount of the Notes to various assignees and such assignees agreed to fully convert the acquired Notes into Pershing’s Common Stock, par value $0.0001 per share in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the Notes under the Note Assignment and Assumption Agreement. Various assignees agreed to convert an aggregate principal amount of $1,892,014 into 5,405,754 shares of Pershing’s Common Stock. Such various assignees received an additional 1,118,432 shares of Pershing’s Common Stock as consideration for the Note conversion.  The remaining assigned amount of $1,100,000 was amended to allow for its conversion into Pershing’s Series D Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) at $1.00 per share (the stated value of the Series D Preferred Stock). As such, Pershing issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of its Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of its Series D Preferred Stock.

CONTINENTAL RESOURCES GROUP, INC. AND SUBSIDIARY
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On February 23, 2012, two investors acquired notes in the principal amount of $2.4 million (the “$2.4 Million Note”) and $1.6 million (the “$1.6 Million Note”), respectively, by assignment.  On March 30, 2012 Pershing also amended the $2.4 Million Note and that certain amended and restated secured convertible promissory note in the original principal amount of $1,015,604.00 (collectively, the “Further Notes”) to allow for the  conversion of the Further Notes into Pershing’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of the Further Notes agreed to fully convert the Further Notes (together with accrued and unpaid interest thereon) into 3,446,344 shares of its Series D Preferred Stock and an additional 713,038 shares of its Series D Preferred Stock in consideration for the conversion of the Further Notes into shares of Series D Preferred Stock. The holder of the $1.6 Million agreed to convert the $1.6 Million Note (together with accrued and unpaid interest thereon) into 4,612,571 shares of Pershing’s Common Stock at a conversion price of $0.35 per share and an additional 954,325 shares of Pershing’s Common Stock as consideration for the Note conversion.

On April 2, 2012, Pershing sold 4,300,000 shares of common stock to certain investors for an aggregate purchase price of $1,505,000 or a purchase price of $0.35 per share.

In March 2012, Pershing issued $500,000 5% secured promissory notes (the “Bridge Note”) whereby the note is secured by certain assets of Pershing’s wholly owned subsidiaries, Arttor Gold, LLC and Noble efforts Gold LLC. The full amount of principal and accrued interest under the Bridge Note will be due and payable on a date that shall be the earlier to occur of: (x) the sale of Noble Effort Gold LLC and Arttor Gold LLC, Pershing’s wholly-owned subsidiaries (the “Gold Subsidiaries”) (or the sale of all or substantially all of the assets collectively contained in the Gold Subsidiaries) to a third party purchaser or (y) a to-be-determined date in September 2012.

On April 6, 2012, Pershing and its director, Barry Honig, entered into a consulting agreement (the “Consulting Agreement”) pursuant to which Mr. Honig would provide certain consulting services relating to business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of Pershing (the “Services”).  The Consulting Agreement has an initial term of three years, subject to renewal.  In consideration for the Services, Pershing agreed to pay Mr. Honig the following consideration:

•	A ten-year option (the “Option”) to purchase 12,000,000 shares of Pershing’s common stock, exercisable at $0.35 per share which shall be vested in full on the date of issuance;

•
On such date that Pershing receives minimum gross proceeds of at least $5,000,000 due to the occurrence of a Triggering Event (as defined in the Consulting Agreement) or the combination of multiple Triggering Events, Mr. Honig shall receive a one -time payment of $200,000; and

•	Upon a Change in Control (as defined in the Consulting Agreement) of Pershing, Mr. Honig shall receive a one-time payment of $500,000.

As previously disclosed, on July 22, 2011, Pershing purchased substantially all of the assets of the Company in consideration for (i) 8 shares of Pershing’s common stock,  par value $0.0001 per share for every 10 shares of the Company’s Common Stock outstanding; (ii) the assumption by Pershing of the outstanding warrants to purchase shares of the Company’s common stock  (the “Company’s Warrants”) at a ratio of one warrant (the “Pershing Warrants”) to purchase 8 shares of the Pershing’s Common Stock for every Warrant to purchase 10 shares of the Company’s common stock; and (iii)  the assumption of the Company’s 2010 Equity Incentive Plan and all options granted and issued thereunder at a ratio of one option to purchase 8 shares of Pershing’s Common Stock for every option to purchase 10 shares of the Company’s common stock outstanding. On April 9, 2012, Pershing issued an aggregate of 9,576,285 shares of its common stock, par value $0.0001 per share to holders of Pershing Warrants in consideration for the cancellation of such Pershing Warrants.  Additionally, such holders agreed to the elimination of certain most favored nations provisions associated with the shares of the Company’s common stock issued in connection with the Company’s Warrants (the “Warrant Cancellation Transaction”). Pershing issued its shares at a ratio of 300 shares for every 1,000 Pershing Warrants held.  An aggregate of 31,920,953 Pershing Warrants were cancelled as a result of the Warrant Cancellation Transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2011, our management, including Mr. Joshua Bleak, our principal executive officer and principal financial officer, has concluded that its disclosure controls and procedures were not effective due to our limited internal audit functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Positions with the Company
Joshua Bleak	31	Chief Executive Officer, President, Principal Financial Officer and Director
Bill Allred	74	Director
Daniel Bleak	54	Director
Jonathan Braun	61	Director

Biographies

Joshua Bleak, Chief Executive Officer, President, Principal Financial Officer and Director

Mr. Bleak has been our director and Chief Executive Officer, President, and Treasurer since December 24, 2009. From December 24, 2009 to February 1, 2010, Mr. Bleak also served as our Chief Financial Officer.  On September 8, 2011, Mr. Bleak was appointed as our Principal Financial Officer.  Since May 2009, he has served as the President and a director of Southwest Exploration Inc., an exploration and mining company. Since October 2008, he has served as the President and director of North American Environmental Corp., a consulting company to exploration companies. From February 2007 to September 2008, he served as Manager of NPX Metals, Inc., an exploration and mining company. Since January 2005 he has served as Secretary and a director of Pinal Realty Investments Inc., a real estate development company.   Since January 11, 2011, Mr. Bleak has served as Chief Executive Officer and Director of Passport Potash, Inc.  Mr. Bleak’s qualification to serve on our Board of Directors is based on his experience in the mining industry in general.

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

Our Board of Directors did not hold any formal meeting during the year ended December 31, 2011.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the year ended December 31, 2011 and the period from inception (November 23, 2009) through December 31, 2010 to our chief executive officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). The value attributable to any Option Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 12 – Stockholders’ Equity – Common Stock Options to our consolidated fiscal year-end financial statements, a discussion of the assumptions made in the valuation of these option awards.

Summary Compensation Table

Name and principal position	Fiscal Year Ended	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Joshua Bleak(2)	March 31, 2011	113,076	-	-	-	113,076
CEO	December 31, 2011	58,187				58,187

David Lieberman(3)	March 31, 2011	-	-	-	60,000 (1)	60,000
Former CFO	December 31, 2011				15,000 (1)	15,000

(1) Paid as a consulting fee pursuant to Mr. Lieberman’s consulting agreement dated February 1, 2010.

(2) Joshua Bleak was the Chief Executive Officer of Green Energy Fields, Inc. and was appointed the Chief Executive Officer and Chief Financial Officer of the Company on December 24, 2009. Mr. Bleak resigned as the Chief Financial Officer of the Company on February 1, 2010 and was appointed again as Principal Financial Officer on September 9, 2011.

(3) David Lieberman was appointed acting Chief Financial Officer on February 1, 2010.  Mr. Lieberman did not renew his consulting agreement and stepped down from his position as Chief Financial Officer, effective August 31, 2011.

Named Executive Officer Compensations

On February 1, 2010, we entered into a consulting agreement with David Lieberman, pursuant to which he would serve as our acting Chief Financial Officer in consideration for $5,000 per month.  Mr. Lieberman did not renew his consulting agreement and stepped down from his position as Chief Financial Officer, effective August 31, 2011.

Equity Compensation Plan Information

Our Board has adopted the 2010 Stock Incentive Plan (the “2010 Equity Plan”).  The 2010 Equity Plan reserves 7,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.

On July 22, 2011, pursuant to the Asset Sale, the Company’s majority owned subsidiary assumed the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing agreed to deliver to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  Accordingly there are no outstanding equity awards of the Company.

Director Compensation

During fiscal year end December 31, 2011 we did not pay cash compensation to our directors for service on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 11, 2012 regarding the beneficial ownership of our common stock based on 95,119,018 shares of common stock issued and outstanding on April 11, 2012, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Continental Resources Group, Inc., 3266 W. Galveston Drive #101, Apache Junction, AZ 85120. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 11, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Joshua Bleak	1,958,334	2.06%
Daniel Bleak	3,050,000	3.21%
Bill Allred	0	0
Jonathan Braun	0	0
All directors and executive officers as a group (4 persons)	5,008,334	5.27%

*    Less than 1%.

(1)
Applicable percentages are based on 95,119,018 shares outstanding as of April 11, 2012.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.  Shares of Common stock subject to options and warrants currently exercisable, or exercisable within 60 days after April 11, 2012, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

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

For the fiscal year ended December 31, 2011, we incurred $24,000 in accounting fees to our director, Mr. Bill Allred.

During the fiscal year ended December 31, 2011, we paid rent of $30,500 on a facility lease by an affiliated company for which our CEO/director is the President.   In April 2010, we entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space.

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

For the fiscal year ended December 31, 2011, the Company incurred $50,000 in consulting fees to a director, Mr. Daniel Bleak.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2011 was  $84,000 and $15,000 for the year ended March 31, 2011.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2011 was $0 and $0 for the year ended March 31, 2011.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 was $0 and $0 for the year ended March 31, 2011.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended December 31, 2011, other than for audit fees and tax fees, was $0 and $0 for the year ended March 31, 2011.

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

10.20	Purchase and Sale Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on June 3, 2011)

10.21	Promissory Note (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.22	Asset Purchase Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.23	Bill of Sale (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.24	Assignment and Assumption Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.25	Intellectual Property Assignment Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.26	Mutual Release Agreement, dated September 23, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL RESOURCES GROUP, INC.

Date: April 16, 2012	By:	/s/ Joshua Bleak
Joshua Bleak President and Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Joshua Bleak
Joshua Bleak
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joshua Bleak	Director, President and Chief Executive Officer	April 16, 2012
Joshua Bleak	(Principal Executive Officer and Principal Accounting Officer)

/s/ Daniel Bleak	Director	April 16, 2012
Daniel Bleak

/s/ Bill Allred	Director	April 16, 2012
Bill Allred

/s/ Jonathan Braun	Director	April 16, 2012
Jonathan Braun

EXHIBIT INDEX

Exhibit No.	Description
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

10.20	Purchase and Sale Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on June 3, 2011)

10.21	Promissory Note (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.22	Asset Purchase Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.23	Bill of Sale (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.24	Assignment and Assumption Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.25	Intellectual Property Assignment Agreement (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

10.26	Mutual Release Agreement, dated September 23, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 22, 2011)

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.