Form 10-Q
period 2012-03-31
Continental Resources Group, Inc.
filed 2012-05-17
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 95,119,018 shares as of May 15, 2012.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	( see Note 4)
ASSETS

Current assets:
Cash	$3,885	$3,695,117
Marketable securities available for sale	-	100,000
Other receivables	-	113,241
Prepaid expenses - current portion	7,500	471,237
Deferred financing cost	-	50,919
Assets of discontinued operations - current portion	-	61,050

Total current assets	11,385	4,491,564

Other assets:
Prepaid expenses - long term portion	-	37,759
Property and equipment, net	-	8,031,103
Mineral rights	-	8,501,071
Reclamation bond deposit	-	4,557,629
Deposit	-	51,000

Total other assets	-	21,178,562

Total Assets	$11,385	$25,670,126

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$47,566	$987,499
Senior convertible promissory note, net of debt discount	-	1,066,445
Convertible promissory notes, net of debt discount	-	118,487
Note payable - related party, net of debt discount	-	510,832
Derivative liability	-	6,295,400
Liabilities of discontinued operation	-	21,622
Due to equity method investee (former subsidiary)	517,949	-
Total liabilities	565,515	9,000,285

Stockholders' (deficit) equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 95,119,018 issued and outstanding
at March 31, 2012 and December 31, 2012	9,512	9,512
Additional paid-in capital	35,904,671	35,453,816
Accumulated deficit	(36,468,314)	(26,920,342)
Total Continental Resources Group, Inc. (deficit) equity	(554,130)	8,542,986

Non-controlling interest	-	8,126,855
Total stockholders' (deficit) equity	(554,130)	16,669,841

Total liabilities and stockholders' equity	$11,385	$25,670,126

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	ENDED	NOVEMBER 23, 2009 TO
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues		$-	$-

Expenses
Exploration costs	690,483	64,586	3,185,141
Impairment of mineral rights	-	444,200	459,200
Impairment of goodwill	-	3,065,014	3,065,014
Depreciation	80,518	2,962	417,921
Compensation and related taxes	697,890	189,253	2,770,427
Professional and consulting	701,785	1,299,449	13,003,366
General and administrative	57,764	320,901	2,346,728
Total operating expenses	2,228,440	5,386,365	25,247,797

Operating loss from continuing operations	(2,228,440)	(5,386,365)	(25,247,797)

Other income (expenses)
Share of loss of equity method investee	(8,096,745)	-	(8,096,745)
Interest expense, net of interest income	(405,752)	(18,540)	(4,992,340)
Derivative expense	-	-	(5,198,206)
Change in fair value of derivative liability	-	-	6,902,806
Loss from disposal of assets	-	-	(174,030)
Settlement expense	-	-	(4,799,000)
Total other expenses	(8,502,497)	(18,540)	(16,357,515)

Loss from continuing operations before provision for income taxes	(10,730,937)	(5,404,905)	(41,605,312)

Provision for income taxes	-	-	-

Loss from continuing operations	(10,730,937)	(5,404,905)	(41,605,312)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(56,873)	-	(1,136,435)

Net loss	(10,787,810)	(5,404,905)	(42,741,747)

Less: Net loss attributable to non-controlling interest	1,239,838	747,459	9,557,829

Net loss attributable to Continental Resources Group, Inc.	(9,547,972)	(4,657,446)	(33,183,918)

Former subsidiary's deemed preferred stock dividends	-	-	(3,284,396)

Net loss available to common stockholders	$(9,547,972)	$(4,657,446)	$(36,468,314)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.11)	$(0.08)	$(0.58)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	95,119,019	70,353,281	71,608,681

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	ENDED	NOVEMBER 23, 2009 TO
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss attributable to Continental Resources Group, Inc.	$(9,547,972)	$(4,657,446)	$(33,183,918)
Adjustments to reconcile net loss attributable to Continental Resources
Group, Inc. to net cash used in operating activities:
Depreciation	80,518	2,962	417,921
Amortization of prepaid expenses	-	-	1,155,049
Amortization of prepaid expense in connection with the issuance of warrants issued for prepaid services	-	493,206	2,712,632
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	248,000	1,186,500
Bad debt expense	-	-	500,000
Stock based compensation on options granted	301,563	64,050	3,096,428
Consulting fees paid by issuance of common stock	-	-	36,000
Common stock issued for directors' compensation	-	-	49,000
Impairment of goodwill	-	3,065,014	3,065,014
Loss from disposal of assets	-	-	174,030
Non-controlling interest	(1,239,838)	(747,459)	(9,557,829)
Share of loss of equity method investee	8,096,745		8,096,745
Amortization of debt discounts and deferred financing cost	335,794	15,000	4,336,316
Common stock issued for services	-	-	1,400,000
Former subsidiary's common stock issued for services	-	-	837,500
Interest expense in connection with the conversion of notes payable into former subsidiary's common stock	-	-	230,192
Non- cash settlement expense	-	-	4,761,500
Gain from disposal of discontinued operations	-	-	(1,079,562)
Derivative expense	-	-	5,198,206
Change in fair value of derivative liability	-	-	(6,902,806)
Impairment of mineral rights	-	444,200	459,200

Changes in operating assets and liabilities, net of effects of deconsolidation of former subsidiary:
Other receivable	99,908	-	112,500
Prepaid expenses - current portion	(85,735)	(355,470)	(1,106,605)
Assets of discontinued operations - current portion	61,050	-	2,194,228
Deposits - current portion	-	(35,000)	-
Prepaid expenses - long term portion	831	417	1,248
Assets of discontinued operations - long term portion	-	-	10,603
Accounts payable and accrued liabilities	186,041	95,920	842,072
Liabilities of discontinued operation	9,536	-	1,163,854

Net cash used in operating activities	(1,701,559)	(1,366,606)	(9,793,982)

Cash flows from investing activities:
Acquisition of mineral rights	-	-	(289,200)
Investment in marketable securities available for sale	-	-	(100,000)
Increase in reclamation bond deposit	-	-	(1,715,629)
Cash used in acquisition of Gold Acquisition	-	-	(12,000,000)
Cash and restricted cash acquired in connection with the asset purchase agreement entered into with former subsidiary	-	-	4,230,435
Acquisition of Secure Energy LLC (cash portion)	-	(59,959)	(59,959)
Cash decrease due to deconsolidation of former subsidiary	(3,033,375)	-	(3,033,375)
Collection on note receivable	500,000	-	500,000
Proceeds from disposal of assets	26,620	-	160,051
Purchase of office equipment and vehicle	(13,166)	(4,239)	(132,112)
Net cash used in investing activities	(2,519,921)	(64,198)	(12,439,789)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	-	1,815,604
Payment on senior convertible promissory notes	(39,549)	-	(39,771)
Payments on note payable	-	-	(4,076,500)
Payment of convertible promissory note	-	(50,000)	(50,000)
Proceeds from sale of former subsidiary's preferred stock	-	-	3,284,396
Proceeds from sale of former subsidiary's common stock	569,797	-	3,772,214
Proceeds from sale of common stock, net of issuance cost	-	14,332,601	17,531,713
Net cash provided by financing activities	530,248	14,282,601	22,237,656

Net increase in cash	(3,691,232)	12,851,797	3,885

Cash at beginning of period	3,695,117	1,531,655	-
	`
Cash at end of period	$3,885	$14,383,452	$3,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$71,817	$2,250	$401,788
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$-	$-	$1,756,604
Debt discount in connection with the conversion of convertible promissory notes into a qualified financing	$-	$-	$35,000
Issuance of common stock for conversion of convertible promissory notes and accrued interest	$-	$-	$50,416
Stock warrants issued for prepaid services	$-	$2,712,632	$2,712,632
Issuance of common stock in connection with the acquisition of Secure Energy, LLC	$-	$2,960,000	$2,960,000
Assumption of note payable in connection with the acquisition of Secure Energy, LLC	$-	$50,000	$50,000
Common stock to be issued for prepaid services	$-	$744,000	$744,000
Issuance of common stock for purchase of mineral rights	$-	$-	$170,000
Former subsidiary's preferred stock deemed dividend	$-	$-	$3,284,396
Issuance of a note payable in connection with the acquisition of business	$-	$-	$8,000,000
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$-	$-	$2,842,000
Purchase of property and equipment of Gold Acquisition upon acquisition	$-	$-	$8,656,929
Purchase of mineral rights of Gold Acquisition upon acquisition	$-	$-	$8,501,071
Issuance of former subsidiary's common stock for payment of notes payable and accrued interest	$-	$-	$777,555
Issuance of former subsidiary's common stock in connection with the conversion of a promissory note into a current private placement offered by former subsidiary	$-	$-	$611,750
Issuance of a note receivable by former subsidiary pursuant to an option agreement	$1,000,000	$-	$1,000,000
Issuance of former subsidiary's common stock for payment of accrued legal fees	$170,614	$-	$170,614

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The unaudited consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2011 Form 10-K filed with the SEC, including the audited consolidated financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Continental Resources Group, Inc. (the "Company"), formerly American Energy Fields, Inc. was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On December 21, 2009, the Company had filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock. On June 28, 2011, the Company changed its name to Continental Resources Group, Inc. from “American Energy Fields, Inc.

On December 24, 2009, the Company had entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”), and the shareholders of Green Energy.  Upon closing of the transaction contemplated under the Exchange Agreement, on December 24, 2009, the shareholders of Green Energy transferred all of the issued and outstanding capital stock of Green Energy to the Company in exchange for shares of the Company’s common stock (the “Exchange”).  Such Exchange had caused Green Energy to become our wholly-owned subsidiary.  Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”),the Company transferred all of its pre-Exchange assets and liabilities (“Split-off”) to its wholly-owned subsidiary, Sienna Resources Holdings, Inc. (“SplitCo”).  Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to its former officer and director, in exchange for the cancellation of shares of the Company’s common stock that she owned.  Following the Exchange and the Split-off, the Company’s sole line of business was the business of Green Energy.

The Company is primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.  Our target properties are those that have been the subject of historical exploration.  The Company had acquired State Leases and federal unpatented mining claims in the states of Arizona and California for the purpose of exploration and potential development of uranium.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Since the Company had no assets of substance prior to the Exchange, for accounting purposes the Exchange had been treated as a merger of both companies and recapitalization of the shares of Green Energy with the Company.  The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (December 24, 2009), the balance sheet included the assets and liabilities of Green Energy and the equity accounts be recapitalized to reflect the net equity of Green Energy.  Accordingly, the historical operating results of Green Energy were now the operating results of the Company. Green Energy was formed on November 23, 2009.

On July 22, 2011, the Company, Pershing Gold Corporation (“Pershing”) (formerly Pershing Gold Ltd.), and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary (“Acquisition Sub”), entered into an asset purchase agreement (the “Purchase Agreement”) and, through the Acquisition Sub, closed on the purchase of substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which was equal to eight Shares for every 10 shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock and (iii)  the assumption of the Company’s 2010 Equity Incentive Plan and all options granted and issued thereunder. After giving effect to the foregoing, Pershing issued 76,095,214 shares of its Common Stock, 41,566,999 warrants, and 2,248,000 stock options following the transaction.

Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and the Company had become the parent company of Pershing. Between January 2012 and February 2012, Pershing issued shares of its common stock thereby reducing the Company’s ownership interest below 50%. Accordingly, the Company no longer has a controlling financial interest in Pershing. Effective February 9, 2012, the Company’s ownership interest was reduced to 48.5% and has further decreased to 42.23% as of March 31, 2012. Consequently, the Company was required to deconsolidate Pershing and record the Company’s retained non-controlling investment in Pershing at fair value at the date of deconsolidation. After the deconsolidation, as of March 31, 2012, the Company owned 42.23% of Pershing, which the Company accounted for under the equity method. Under the equity method, the Company is considered the equity method investor and Pershing is considered the equity method investee. As a result, the unaudited consolidated financial statements included the accounts of the Company and its former subsidiary, Pershing, from July 22, 2011 until February 8, 2012 (see Note 4).

On December 22, 2011 the Board of Directors of the Company approved the change of the Company’s fiscal year to end on December 31 from March 31.

GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The unaudited consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Continental Resources Group, Inc. of $9,547,972 for the three months ended March 31, 2012 and cumulative net losses of approximately $36.5 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The unaudited consolidated financial statements included the accounts and operating results of the Company and its former subsidiary, Pershing, until February 8, 2012 (see Note 4). Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances were eliminated and net earnings were reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2012 and December 31, 2011, the Company recorded a non-controlling interest balance of $0 and $8,126,855 in connection with the Company’s former subsidiary, Pershing as reflected in the accompanying consolidated balance sheets.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates made by management included, but were not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, derivative liability, and debt discount, capitalized mineral rights, asset valuations, and common stock issued for services. Actual results could differ from those estimates.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At March 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not incurred any losses on bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

MARKETABLE SECURITIES

Marketable securities that the Company invested in publicly traded equity securities and were generally restricted for sale under Federal securities laws. The Company’s policy was to liquidate securities received when market conditions are favorable for sale. Since these securities were often restricted, the Company was unable to liquidate them until the restriction is removed. Marketable securities that were bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets). Trading securities were carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

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

PREPAID EXPENSES

Prepaid expenses – current portion of $7,500 and $471,237 at March 31, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses included prepayments (in cash, common stock and warrants) of public relation services, consulting and business advisory services and prepaid mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $0 and $37,759 at March 31, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future mineral lease payments after one year. Effective February 9, 2012, prepaid expenses paid by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

On February 9, 2012, the date of deconsolidation, the Company has accounted for the investment in the common stock of the former subsidiary, Pershing, through the use of Level 3 inputs (See Note 5).

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2012 and 2011, the Company incurred exploration cost of $690,483 and $64,586, respectively.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of the date of these consolidated financial statements, the Company had not established any proven or probable reserves on its mineral properties and had incurred only acquisition and exploration costs.

ENVIRONMENTAL REMEDIATION LIABILITY

The Company, through our former subsidiary, Pershing, posted bonds with United States Department of the Interior Bureau of Land Management (“BLM”) in the amount required by the State of Nevada equal to the maximum cost to reclaim land disturbed in its mining process. Pershing posted a reclamation bond deposit of $4,557,629 to provide surface reclamation coverage for the Relief Canyon Mine, as required by the BLM to secure remediation costs if the project is abandoned or closed. Due to its investment in the bond and the close monitoring of the BLM Nevada State Office, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process. Pershing also posted a surface management bond with United States Department of the Interior Bureau of Land Management for a total of $50,000 and had been included in deposits. Effective February 9, 2012, such reclamation bond and deposits posted by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

PROPERTY AND EQUIPMENT

Property and equipment were carried at cost. The cost of repairs and maintenance was expensed as incurred; major replacements and improvements were capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation were removed from the accounts, and any resulting gains or losses were included in income in the year of disposition.  Depreciation was calculated on a straight-line basis over the estimated useful life of the assets, generally three to twenty five years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the three months ended March 31, 2012 and 2011, the Company recorded impairment of mining rights of $0 and $444,200, respectively. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. During the three months ended March 31, 2012 and 2011, the Company recorded an impairment of goodwill of $0 and $3,065,014. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from Inception November 23, 2009 to March 31, 2012
Numerator: Loss from continuing operations	$(10,730,937)	$(5,404,905)	$(41,605,312)
Loss from discontinued operations	$(56,873)	$-	$(1,136,435)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	95,119,019	70,353,281	71,608,681
Loss per common share, basic and diluted:
Loss from continuing operations	$(0.11)	$(0.08)	$(0.58)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.02)

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from Inception November 23, 2009 to March 31, 2012
Common Stock Equivalents
Options	-	3,185,000	-
Warrants	-	51,958,749	-
Total	-	55,143,749	-

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
March 31, 2012

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – ACQUISITIONS

SECURE ENERGY LLC

On March 17, 2011, the Company had entered into Membership Interests Sale Agreements with Prospect Uranium Inc., a Nevada corporation (“Prospect”) and Gordon R. Haworth (“Haworth”) for the purchase of 51.35549% and 24.32225% of the membership interests of Secure Energy, a North Dakota limited liability company. The Company paid $60,000 cash and issued 2,725,000 shares of the Company’s common stock to Prospect and assumed certain obligations and liabilities of Prospect in the approximate amount of $80,000, and issued 975,000 shares of the Company’s common stock to Haworth. Upon closing of this transaction on March 17, 2011, Secure Energy had become a majority-owned subsidiary of the Company. On July 22, 2011, under the terms of the asset purchase agreement, Pershing purchased from the Company the membership interest of 75.68% in Secure Energy. As such, Secure Energy became a majority-owned subsidiary of Pershing. The purchase consideration included $60,000 in cash and 3.7 million shares of the Company’s stock valued at the fair market value on the date of grant at $0.80 per share thus a total purchase price of $3,020,000.

The Company had accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company was the acquirer for accounting purposes and Secure Energy was the acquired company.  Accordingly, the Company had applied push–down accounting and had adjusted to fair value all of the assets and liabilities directly on the financial statements of Secure Energy. The net purchase price paid by the Company had been allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $41)	$10,008
Prepaid expenses – long term portion	45,651
Goodwill	3,065,014

Liabilities assumed (including a 12% note payable of $50,000)	(100,673)

Net purchase price	$3,020,000

Prepaid expenses – long term portion acquired consist primarily of costs paid for future mineral lease payments after one year in connection with three Uranium lease agreements dated in year 2007. Such prepaid cost was associated with lease payments for year 2013 to 2017.

During the three months ended March 31, 2012 and 2011, the Company recorded an impairment of goodwill of $0 and $3,065,014, respectively, associated with the acquisition of Secure Energy. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy had not generated future cash flows and revenues since its inception, had incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 – ACQUISITIONS (continued)

On July 22, 2011, in connection with the asset purchase agreement with Pershing and Acquisition Sub pursuant to which Acquisition Sub purchased substantially all of the assets of the Company including the majority voting interest of 75.68% in Secure Energy (see Note 4).

GOLD ACQUISITION CORP.

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition  Corp., acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood” and collectively with Platinum, the “Sellers”).The Company acquired Relief Canyon, a previously operating gold mine owned by Firstgold Corp. (“Firstgold”) (previously named Newgold, Inc.). The Relief Canyon mining project is located to the northeast of Reno, Nevada. Firstgold was founded in 1995 and on or about January 27, 2010, Firstgold filed a voluntary petition (the “Case”) under chapter 11 of title 11 of the United States Code commencing Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum (as collateral agent) was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  The Relief Canyon Mining Assets, as described in the APA, include any rights of Firstgold in any reclamation bonds or funds on deposit with the Bureau of Land Management pertaining to the Relief Canyon Mine, in an amount of approximately $2.8 million.

On August 30, 2011, pursuant to the Sale Order, Pershing purchased 100% of the Relief Canyon Mining Assets through acquisition of Platinum's rights under the APA which acquisition includes mining and mill-site claims. Accordingly, no unaudited pro forma results of operations data are available for this asset acquisition.

The Relief Canyon Mine is subject to a continuing royalty payment equal 2% of “Net Smelter Returns” payable to Battle Mountain Gold Exploration LLC (the “NSR Agreement”).  Net Smelter Returns are the difference between Gross Proceeds and Expenses from the operation of the Relief Canyon Mining Assets.

The purchase consideration included $12,000,000 cash and $8,000,000 of senior secured convertible promissory notes to Sellers for a total purchase price of $20,000,000. The Company had accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company had applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of Pershing’s wholly owned subsidiary, Gold Acquisition. The net purchase price paid by Pershing had been allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Reclamation bond	$2,842,000
Property and equipment	8,656,929
Mineral rights	8,501,071
Net purchase price	$20,000,000

Effective February 9, 2012, such assets acquired by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – DECONSOLIDATION

PERSHING GOLD CORPORATION

On July 22, 2011, the Company, Pershing and Acquisition Sub, had entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which was equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing delivered to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock (the “Warrants”) which was equal to one  Warrant to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing delivered to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which was equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. Under the terms of the Agreement, Pershing purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.). Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Agreement) of the Company. After giving effect to the foregoing, Pershing issued 76,095,214 shares of its common stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and the Company had become the Parent Company of Pershing. As a result, the consolidated financial statements of the Company included the accounts of the Company and Pershing from July 22, 2011.

Pershing had accounted the value of the consideration under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. Pershing deemed that the fair value of the net asset of the Company amounting to $14,857,676 was more clearly evident and more reliable measurement basis.

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company is expected to liquidate on or prior to July 1, 2012. Pershing has agreed to file a registration statement under the Securities Act of 1933 (the “Securities Act”) in connection with liquidation of Continental no later than 30 days following (i) the closing date of the Asset Sale or (ii) such date that Continental delivers to the Company its audited financial statements for the fiscal year ended March 31, 2011. The Company will subsequently distribute the registered Shares to its shareholders as part of its liquidation. Pershing agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale. Pershing has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Pershing fails to file or is unable to cause the registration statement to be declared effective.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – DECONSOLIDATION (continued)

Between January 2012 and February 2012, Pershing issued shares of its common stock resulting in the reduction of the Company’s ownership interest below 50%.  Accordingly, the Company no longer has a controlling financial interest in Pershing. Effective February 9, 2012, the Company’s ownership interest was reduced to 48.5% and, as of March 31, 2012, the Company’s ownership was further reduced to 42.23%. Consequently, the Company was required to deconsolidate.  Pershing, in accordance with ASC 810-10-40 “Deconsolidation of a Subsidiary”, recorded the Company’s retained non-controlling investment in Pershing at fair value at the date of deconsolidation. The Company has determined that the fair value of the retained non-controlling investment in the former subsidiary is the difference between Pershing’s net assets and non-controlling interest on the date of deconsolidation and thus, the Company did not record any gain or loss from deconsolidation. After the deconsolidation, and as of March 31, 2012, the Company owned 42.23% of Pershing, and such investment was accounted for under the equity method. As a result, the unaudited consolidated financial statements included the accounts of the Company and its former subsidiary, Pershing, from July 22, 2011 until February 8, 2012.

On February 9, 2012, the Company deconsolidated a majority-owned subsidiary due to the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing. The following table presents the assets and liabilities of the former subsidiary on the date of deconsolidation:

Assets
Cash	$3,033,375
Investment in marketable securities, trading	100,000
Note receivable	500,000
Prepaid expenses- current	549,472
Other current assets	47,279
Due to equity method investor	347,335
Prepaid expenses – long term	36,928
Investment in marketable securities, available for sale	5,000,000
Property and equipment, net	7,937,131
Mineral rights	8,501,071
Reclamation bond	4,557,629
Deposits	51,000

Total assets	$30,661,220

Liabilities:
Accounts payable and accrued liabilities	$955,360
Senior convertible promissory note, net of debt discount	1,293,563
Convertible promissory note, net of debt discount	153,668
Note payable- related party, net of debt discount	527,805
Derivative liability	6,295,400
Deferred revenue	6,000,000
Liabilities of discontinued operations	31,158

Total liabilities	$(15,256,954)

As of February 9, 2012, the date of deconsolidation, Pershing’s net assets totaled $15,404,266 and the carrying amount of the non-controlling interest in the former subsidiary amounted to $7,307,521. The Company has determined that the fair value of the retained non-controlling investment in the former subsidiary is the difference between Pershing’s net assets and non-controlling interest before the deconsolidation amounting to $8,096,745 and thus, the Company did not record any gain or loss from deconsolidation.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – EQUITY METHOD INVESTMENT

The Company has accounted for the investments in accordance with ASC 970-323 as an equity method investment. Investments in less than 50% interest in the voting securities of the investee company in which the Company has significant influence are accounted for using the equity method of accounting. Investment in equity investee is increased by additional investments and earnings and decreased by dividends and losses. The Company reviews such Investment in equity investee for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value.

Effective February 9, 2012, the Company’s ownership interest in Pershing was reduced to 48.5% and, as of March 31, 2012, the Company’s ownership was further reduced to 42.23% as of March 31, 2012. Consequently, the Company was required to deconsolidate Pershing and record the Company’s retained non-controlling investment in Pershing at fair value at the date of deconsolidation which amounted to $8,096,745 (see Note 4). After the deconsolidation, and as of March 31, 2012, the Company owned 42.23% of Pershing, which the Company accounted for under the equity method. Under the equity method, the Company is considered the equity method investor and Pershing is considered the equity method investee. The Company’s share of the earnings or losses of the equity investee is reflected in the caption “share of loss of equity method investee” in the consolidated statements of operations.

The following table sets forth certain information about the Company’s Investment in Pershing:

	% of Outstanding Shares	Carrying Amount of Investment

Pershing at March 31, 2012	42.23%	$-

Equity in loss of equity investee:

	Three Months Ended March 31,
	2012	2011

Pershing	$8,096,745	$-

The Company recorded its share of Pershing’s net loss using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to Pershing and as such the Company shall not record additional share of losses of Pershing upon reducing such investment to zero.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 6 – DISCONTINUED OPERATIONS

In September 2011, the Company’s former subsidiary, Pershing, had decided to discontinue its sports and entertainment business. As a result, Pershing will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, Pershing had disposed of its Empire Sports & Entertainment Co. (“Empire”) subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between Pershing, Empire and Concert International Inc. (“CII”).

The following table sets forth for the period from January 1, 2012 to February 8, 2012 (the date of deconsolidation), indicated selected financial data of Pershing's discontinued operations of its sports and entertainment business.

March 31, 2012
Operating and other non-operating expenses	$(56,873)

Loss from discontinued operations	$(56,873)

NOTE 7 – MARKETABLE SECURITIES

Marketable securities –trading securities held by Pershing at March 31, 2012 and December 31, 2011 amounted to $0 and $100,000, respectively. Trading securities were carried at fair value, with changes in unrealized holding gains and losses had been included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

In January 2012, the Company’s former subsidiary, Pershing, received 10 million restricted shares pursuant to an option agreement (see Note 15). At the time of issuance, Pershing recorded the cost of investment in marketable securities, available for sale at the fair market value (based on the recent selling price of the Investee’s common stock at a private placement) of the shares at $0.50 per share or $5 million. Unrealized gains or losses on marketable securities available for sale were recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in the Company’s net loss for the period in which the security are liquidated.

Effective February 9, 2012, such marketable securities held by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2012	December 31, 2011
Furniture and fixtures	5 years	$-	$20,000
Office and computer equipments	5 years	-	26,606
Land	-	-	266,977
Building and improvements	5 - 25 years	-	727,965
Site costs	10 years	-	1,272,732
Crushing system	20 years	-	2,256,943
Process plant and equipments	10 years	-	3,115,266
Vehicles and mining equipments	5 - 10 years	-	675,079
		-	8,361,568
Less: accumulated depreciation		-	(330,465)

		$-	$8,031,103

Effective February 9, 2012, such property and equipment owned by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

Depreciation expense for the three months ended March 31, 2012 and 2011 was $80,518 and $2,962, respectively. The depreciation during the three months ended March 31, 2012, includes depreciation expense incurred by Pershing from January 1, 2012 to February 8, 2012.

NOTE 9 - MINERAL PROPERTIES

Mineral properties at March 31, 2012 and December 31, 2011 amounted to $0 and $8,501,071, respectively. Effective February 9, 2012, such mineral properties owned by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

NOTE 10 – SENIOR CONVERTIBLE PROMISSORY NOTES

On August 30, 2011, the Company, through Pershing’s wholly owned subsidiary, Gold Acquisition acquired the Relief Canyon Mine located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum and Lakewood.

The Notes were joint and several obligations of Pershing and Gold Acquisition and bear interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of: (i) 3 months after Pershing or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the Note (the “Commencement Date”). The Notes were convertible into shares of Pershing’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.   In October 2011, the conversion price of these $8 million senior convertible promissory notes was adjusted to $0.40 per share as a result of certain anti-dilution provisions contained therein due to the sale of Pershing’s common stock at $0.40 per share (see Note 14).

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 10 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

Between January 1, 2012 and February 8, 2012, Pershing prepaid a total of $39,549 towards the senior secured convertible promissory note to Platinum and Lakewood.

Effective February 9, 2012, such senior convertible promissory note owed by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

Senior convertible promissory notes consisted of the following:

	March 31, 2012	December 31, 2011
Senior convertible promissory notes	$-	$7,999,778
Less: debt discount	-	(6,933,333)
Senior convertible promissory notes, net	$-	$1,066,445

Prior to the deconsolidation of Pershing, total amortization of debt discounts for the senior convertible promissory note amounted to $266,667 and $0, respectively, for the three months ended March 31, 2012 and 2011 and was included in interest expense. Accrued interest as of March 31, 2012 and December 31, 2011 amounted to $0 and $45,999, respectively.

In accordance with ASC Topic 815 “Derivatives and Hedging”, these senior convertible promissory notes included a down-round provision under which the conversion price could be affected by future equity offerings (see Note 13). Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES

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

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 11 – CONVERTIBLE PROMISSORY NOTES (continued)

In January 2011, the Company paid $50,000 plus interest of $2,250 in connection with the convertible promissory note issued in October 2010. As of March 31, 2012 and December 31, 2011, this convertible promissory note including accrued interest amounted to $0.

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

Additionally, in December 2010, the Company recognized additional debt discount of $35,000 from the conversion of $50,000 into similar securities offered in the private placement/qualified financing and such debt discount was amortized in December 2010. Additionally, the Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. During the three months ended March 31, 2012 and 2011, amortization of debt discount amounted to $0 and $15,000, respectively.

On February 1, 2011, the Company’s former subsidiary, Pershing, raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Pershing’s Member of the Board of Directors. The convertible promissory notes bore interest at 5% per annum and were convertible into shares of Pershing’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes were due on February 1, 2012. In connection with these convertible promissory notes, Pershing issued 750,000 shares of its common stock. The Company valued these common shares at the fair market value on the date of grant.

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

The Company concluded that since the convertible promissory notes had a fixed conversion price of $1.00, the convertible promissory notes were not considered derivatives. On October 31, 2011, Pershing had entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000.  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. The note holders, including Pershing’s Board Member Barry Honig, converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.  In total, $750,000 of notes was converted, plus accrued interest of $27,555, with Pershing issuing 1,196,238 shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share  and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded  interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. As of March 31, 2012 and December 31, 2011, principal and accrued interest on these convertible promissory notes amounted to $0.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 11 – CONVERTIBLE PROMISSORY NOTES (continued)

On September 14, 2011, the Company’s former subsidiary, Pershing, sold $1,715,604 of its 9% secured promissory note (the “Note”). The proceeds of the Note have been used to post additional bonds with the Bureau of Land Management (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Relief Canyon Mining property located in Antelope Springs Nevada. The Note was the joint and several obligation of Pershing and Gold Acquisition Corp. Principal and interest under the Note was payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum Long Term Growth LLC and Lakewood Group LLC. The Note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the Note plus all accrued and unpaid interest thereon at the election of the Company. The Note was convertible into shares of Pershing’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. On and after an Event of Default, as defined in the Note, the Note may be declared by the holder to be due and payable and the full amount thereof accelerated. In such event: (i) the entire unpaid principal balance of the Note multiplied by two (2) and (ii) all interest accrued thereon, shall become immediately due and payable as the non-exclusive remedy of the Note holder. Following a default, interest on the Note will accrue at a rate of 18% per annum. The Note was subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which the Note holder is intended to have a first priority senior security interest. The Note was also secured by a pledge of 100% of the stock of Gold Acquisition Corp. held by Pershing. The Note may be prepaid upon the occurrence of a Qualified Financing, as defined in the Note, of at least $1,715,604. Certain holders of senior secured indebtedness of Pershing (including Pershing’s Member of the Board, Barry Honig) agreed to subordinate certain senior obligations of Pershing to the prior payment of all obligations under the Note.

The Company concluded that since this convertible promissory note did not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note was not considered derivatives.

Pursuant to the terms of the Note, Pershing was required to prepay the principal amount of the Note in full upon the occurrence of a Qualified Financing, which was defined in the Note as the closing of an equity investment in Pershing’s capital stock (or any equity-linked financing) in which Pershing receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder).  Pershing had determined that the sale of the Units that occurred between September 2011 and October 2011, in the aggregate, constitutes a “Qualified Financing” under the terms of the Note and accordingly, Pershing was required to prepay the outstanding principal value of the Note.  On October 31, 2011, Pershing and Note holder had entered into a Waiver Agreement pursuant to which Pershing and the Note holder had agreed that Pershing would prepay $700,000 principal of the Note and would waive (i) prepayment of the balance of the principal of the Note and (ii) any default under the Note arising solely from Pershing’s partial prepayment of the Note upon the occurrence of the Qualified Financing.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 11 – CONVERTIBLE PROMISSORY NOTES (continued)

Effective February 9, 2012, such convertible promissory note owed by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

At March 31, 2012 and December 31, 2011, convertible promissory notes consisted of the following:

	March 31, 2012	December 31, 2011
Convertible promissory notes	$-	$1,015,604
Less: debt discount	-	(897,117)
Convertible promissory notes, net	$-	$118,487

Prior to the deconsolidation of Pershing, total amortization of debt discounts for the convertible promissory note amounted to $35,181 and $0, respectively, for the three months ended March 31, 2012 and 2011 and was included in interest expense. As of March 31, 2012 and December 31, 2011, accrued interest on these convertible promissory notes amounted to $0 and $7,882, respectively.

NOTE 12 – NOTES PAYABLE

In February 2011, through our former subsidiary, Pershing, Empire Sports & Entertainment Co. (“Empire”) and Pershing’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), had entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Pershing’s Member of the Board of Directors. The credit facility consisted of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility was evidenced by a promissory note payable to the order of the lenders. The loan was used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bore interest at 6% per annum and mature on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers had entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of Pershing as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders had entered into a Contribution and Security Agreement (the “Contribution Agreement”) with Pershing’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel had agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers were obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee was payable if at all, only out of the net profits from the Events.  Accordingly, Pershing shall record the Preferred Return Fee upon attaining net profits from the Events. Pershing also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of Pershing’s designated Series A Preferred Stock, convertible into one share each of Pershing’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying Pershing’s common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which were amortized over the term of these notes. Such deferred financing cost represented the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. Between May 2011 and March 2012, 2,250,000 of these preferred shares were converted into Pershing’s common stock.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – NOTES PAYABLE (continued)

Between August 2011 and March 2012, the Company paid a total of $3,326,500 to the lenders and such amount reduced the principal balance of these notes.

On November 29, 2011, the holder of this note payable had converted $611,750 principal balance of this note into an aggregate of 1,529,375 of Units offered in a private placement by Pershing. Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Pershing’s Common Stock and (ii) a two-year warrant to purchase fifty (50%) percent of the number of shares of Pershing’s Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events.  In March 2012, Pershing’s Member of the Board had agreed to extend the maturity date of such note up to February 1, 2013.

Effective February 9, 2012, such note payable - related party owed by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

As of March 31, 2012 and December 31, 2011, accrued interest and fees on these notes amounted to $0 and $109,493, respectively. At March 31, 2012 and December 31, 2011, note payable – related party consisted of the following:

	March 31, 2012	December 31, 2011
Note payable - related party	$-	$561,750
Less: debt discount - related party	-	(50,918)
Note payable - related party, net	$-	$510,832

Prior to the deconsolidation of Pershing, total amortization of debt discounts and deferred financing cost amounted to $16,973 and $0, respectively, for the three months ended March 31, 2012 and 2011 and was included in interest expense. As of March 31, 2012 and December 31, 2011, deferred financing cost amounted to $0 and $50,919, respectively, in connection with the issuance of Pershing’s Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

On March 17, 2011, in connection with the execution of Membership Interests Sale Agreements of Secure Energy, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 4). In August 2011, the Company paid off the principal balance of $50,000 plus accrued interest of $8,000.

NOTE 13 – DERIVATIVE LIABILITY

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
March 31, 2012

NOTE 13 – DERIVATIVE LIABILITY (continued)

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

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company had determined that the terms of the senior convertible notes included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company (see Note 10). Accordingly, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date.

Effective February 9, 2012, derivative liability in connection with the senior convertible promissory note owed by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4). The Company had recognized a derivative liability of $0 and $6,295,400 at March 31, 2012 and December 31, 2011.

NOTE 14 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2012:

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

On March 19, 2010, the Company granted 350,000 shares of our common stock to Randall Reneau in consideration for his services as the Company's then-Chairman of the Board of Directors.  During the period ended December 31, 2010 these shares were issued. Randall Reneau served as Chairman from March 19, 2010 until his resignation on November 9, 2010.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

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

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant of $41,000(see Note 12).

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
March 31, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

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

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

The assumptions used valuing Pershing’s warrants included:

Risk free interest rate (annual)	0.27%
Expected volatility	112%
Expected life	2 Years
Assumed dividends	none

Between September 2011 and October 2011, our former subsidiary, Pershing sold $1,718,000 of Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,436,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Pershing’s Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Pershing ‘s Common Stock (1,718,000 warrants) at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The warrants may be exercised on a cashless basis if at any time at 100% of the closing price of the common stock of Pershing on the business day immediately prior to the exercise. In September 2011, Pershing issued 866,065 shares of its common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis. Pershing has agreed to file a “resale” registration statement with the SEC covering all shares of these common stock and shares underlying the warrants within 60 days of the final closing date of the sale of any Units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Pershing has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). Pershing is obligated to pay to Investors a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that Pershing shall not be obligated to pay any such liquidated damages if Pershing is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided Pershing registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

Between October 2011 and December 2011, Pershing sold $1,830,000 of Units pursuant to subscription agreements for an aggregate sale of 4,575,000 Units (the “Units”). Additionally, on November 29, 2011, the holder of Pershing’s 6% note payable converted $611,750 principal balance of the note into an aggregate of 1,529,375 of Units (see Note 10). Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Pershing’s Common Stock and (ii) a two-year warrant to purchase fifty percent of the number of shares of Pershing’s Common Stock (3,052,188 warrants) purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The Warrants may be exercised at any time on a cashless basis at 100% of the closing price of the Common Stock of Pershing on the business day immediately prior to the date of exercise. Pershing has agreed to file a “resale” registration statement with the SEC covering all shares of Common Stock and shares of Common Stock underlying the Warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Pershing has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). Pershing is obligated to pay to Investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, Pershing shall not be obligated to pay any such liquidated damages if Pershing is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided Pershing registers at such time the maximum number of shares of Pershing’s Common Stock permissible upon consultation with the staff of the SEC.

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

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

On October 31, 2011, Pershing entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000.  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. The note holders, including Pershing’s Board Member Barry Honig, converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.  In total, $750,000 of notes was converted, plus accrued interest of $27,555, with Pershing issuing 1,196,238 of its shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded interest expense of $230,192 during the year ended December 31, 2011, which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

Between January 1, 2012 and February 9, 2012, Pershing sold 1,500,000 units (the “Units”) with net proceeds Pershing of approximately $570,000. Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Pershing’s Common Stock and (ii) a two-year warrant to purchase fifty percent (750,000 warrants) of the number of shares of Pershing’s Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price of the Common Stock of Pershing on the business day immediately prior to the date of exercise. Pershing has agreed to file a “resale” registration statement with the SEC covering all shares of Pershing’s Common Stock and shares of Common Stock underlying the Warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. Pershing has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). Pershing is obligated to pay to Investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that Pershing shall not be obligated to pay any such liquidated damages if Pershing is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided  Pershing registers at such time the maximum number of its shares of Common Stock permissible upon consultation with the staff of the SEC.

On February 9, 2012, the Board of Directors of Pershing appointed Stephen Alfers as Chairman and Chief Executive Officer of Pershing.  Simultaneously with Mr. Alfers’ appointment, Barry Honig resigned from his position as Chairman of Pershing but remains a member of the Board of Pershing. On February 9, 2012, Pershing entered into an employment agreement (the “Employment Agreement”) with Mr. Alfers, pursuant to which Mr. Alfers shall serve as the Chief Executive Officer of Pershing until December 31, 2015, subject to renewal.  Pursuant to the terms of his Employment Agreement, Mr. Alfers will be entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of Pershing’s restricted common stock subject to vesting periods and (ii) an option to purchase 10,000,000 shares of Pershing’s common stock with a term of ten years and an exercise price equal to the closing price of Pershing’s common stock on the trading day immediately prior to the date of issuance of such grant  or $0.49 which shall be vested in full on the Effective Date.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

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

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

On July 22, 2011, the Company’s former subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Companies, Pershing, and Acquisition Sub (see Note 4). The 2,248,000 9-year options to purchase shares of Pershing’s common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. For the three months ended March 31, 2012, the Company recognized stock based compensation of $135,833 which represents the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). The stock based compensation during the three months ended March 31, 2012, includes stock based compensation expense incurred by Pershing from January 1, 2012 to February 8, 2012.

These options had been valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 196%, expected term of 10 years, and a risk free interest rate of 2.99%.

As of March 31, 2012 and December 31, 2011, the Company does not have any outstanding stock options.

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

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

On July 22, 2011, the Company’s former subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Companies, Pershing, and Acquisition Sub (see Note 4). The assumption of the Company’s stock warrants was replaced with Pershing’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and Pershing’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were majority related to private placement sale of the Company’s common stock For the three months ended March 31, 2012, the Company recognized stock based compensation of $165,730 which represents the portion of Pershing’s vested replacement warrants awards attributable to post-combination services related to the assumption of the stock warrants of the Company which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). The stock based consulting during the three months ended March 31, 2012, includes stock based consulting expense incurred by Pershing from January 1, 2012 to February 8, 2012.

Out of the warrants to purchase 41,566,999 shares of Pershing’s common stock discussed above, a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby Pershing's Member of the Board of directors is the President of the affiliated company.

As of March 31, 2012 and December 31, 2011, the Company does not have any outstanding stock warrants.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

During the fiscal year 2011 and for the three months ended March 31, 2012, the Company paid rent on a facility lease by an affiliated company for which our CEO/director, is the President. In April 2010, the Company entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space. In October 2011, the rent was decreased to $1,000 per month.

On April 26, 2010, the Company had entered into a purchase and royalty agreement with an affiliated company for which our Director, Daniel Bleak is the President. The Company had purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of the Company’s common stock valued on the date of grant at $0.85 per share or $170,000. The Company was to pay a 3% net smelter returns royalty on all uranium sales. The Company had the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%). Such mining claims were acquired by our former subsidiary, Pershing (see Note 4).

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

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 15 – RELATED PARTY TRANSACTIONS (continued)

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

On February 1, 2011, Pershing raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from Pershing’s Member of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of Pershing’s common stock at a fixed rate of $1.00 per share. On October 31, 2011, Pershing entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000.  Pursuant to the Amendments, the fixed conversion price was adjusted from $1.00 to $0.65. The note holders, including Pershing’s Board Member, Barry Honig, converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.

In February 2011, Pershing, Empire and Pershing’s wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is Pershing’s Member of the Board of Directors. Pershing’s Member of the Board of Directors funded $2,250,000 under this Credit Facility Agreement (see Note 12).

On July 18, 2011, Pershing borrowed $2,000,000 and issued the Company an unsecured 6% promissory note.  The note was to mature six months from the date of issuance. Such amount was considered an intercompany transaction and thus eliminated at consolidated basis on July 22, 2011 in connection with the asset purchase agreement (see Note 4).

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

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 15 – RELATED PARTY TRANSACTIONS (continued)

During the fiscal year 2011 and for the three months ended March 31, 2012, the Company had no full-time employees and no part-time employees.  On July 1, 2011, the Company entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  The current president of MJI Resource Management Corp. is one of its employees who is compensated through the services and employee leasing agreement.

As of March 31, 2012, the Company holds 42.23% of interest in Pershing.  Effective February 9, 2012, the Company is considered to be an equity method investor and Pershing is considered to be an equity method investee as a result of the decrease of the Company’s ownership interest to less than 50% which is accounted for under equity method of accounting. In March 2012, Pershing issued 250,000 shares of its common stock to a third party for the payment of the Company’s accrued legal fees of $170,614 which is included in due to equity method investee. At March 31, 2012 and December 31, 2011, the Company has a payable due to Pershing amounting to $517,949 and $0 respectively. These advances are short-term in nature and non-interest bearing and have been recorded as due to equity method investee as reflected in the accompanying consolidated balance sheet.

On January 26, 2012, the Company, through our former subsidiary, Pershing, entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the option  to acquire certain uranium exploration rights and properties held by the Pershing (the “Uranium Properties”), as further described herein.  The Company’s CEO, Joshua Bleak, is a member of the board of directors of Amicor. Pershing's director, David Rector, serves as a member of the board of directors of Amicor. In consideration for issuance of the option, Amicor issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s common stock (collectively, the “Option Consideration”). The Note does not bear interest.  The option was exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties.  In the event Amicor does not exercise the option, Pershing will retain all of the Option Consideration. Between January 1, 2012 and February 8, 2012, the Company collected $500,000 of the Note. Pershing recorded the 10 million shares of Amicor’s common stock at the fair market value (based on the recent selling price of Amicor’s common stock at a private placement) of the shares at $0.50 per share or $5 million. On the date of the Option Agreement, Pershing recorded the Option Consideration as deferred revenue for a total amount of $6,000,000 to be amortized over the term of the Option Agreement. Effective February 9, 2012, such deferred revenue and uncollected balance of  the Note in connection with this Option Agreement entered into by our former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to March 31, 2012, through the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.  The Company did not identify any events or transactions through date the consolidated financial statements were issued, that should be recognized or disclosed in the accompanying consolidated financial statement.

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

OVERVIEW

Continental Resources Group, Inc. (“we” or the “Company”) formerly American Energy Fields, Inc. was incorporated as Sienna Resources, Inc. in the State of Delaware on July 20, 2007 to engage in the acquisition, exploration and development of natural resource properties.  On December 21, 2009, we had filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to “American Energy Fields, Inc.”, change our authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share and create “blank check” preferred stock. On June 28, 2011, the Company changed its name to Continental Resources Group, Inc. from American Energy Fields, Inc.

On December 24, 2009, we had entered into a share exchange agreement with Green Energy Fields, Inc., a privately-held Nevada corporation (“Green Energy”) and the shareholders of Green Energy, which had caused Green Energy to become our wholly-owned subsidiary. Green Energy was formed on November 23, 2009.

Our principal executive offices are located at 3266 W. Galveston Drive, Suite 101 Apache Junction, Arizona 95120. Our telephone number is 480-288-6530.

On July 22, 2011, the Company, Pershing Gold Ltd (“Pershing”) and Continental Resources Acquisition Sub, Inc., Pershing’s wholly owned subsidiary (“Acquisition Sub”), had entered into an asset purchase agreement the (“Agreement”) pursuant to which Acquisition Sub purchased substantially all of the assets of the Company (the “Asset Sale”) in consideration for (i) shares of Pershing’s common stock (the “Shares”) which was equal to eight (8) Shares for every ten (10) shares of the Company’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of the Company’s common stock such that Pershing delivered to the holders of the Company’s warrants, warrants to purchase shares of Pershing’s common stock (the “Warrants”) which was equal to one  Warrant to purchase eight (8) shares of Pershing’s common stock for every warrant to purchase ten (10) shares the Company’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of the Company’s  2010 Equity Incentive Plan and all options granted and issued thereunder such that Pershing delivered to the Company’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of Pershing’s common stock issuable under Pershing’s equity incentive plan which was equal to one  option to purchase eight (8) shares of Pershing’s common stock for every option to purchase ten (10) shares of the Company’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price and Options was determined and certified by an officer of Pershing.  Upon the closing of the Asset Sale, Acquisition Sub had assumed certain liabilities of the Company.  The Asset Sale is intended to be tax-free for federal income tax purposes and constitutes a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Under the terms of the Agreement, Pershing had purchased from the Company substantially all of the Company’s assets, including, but not limited to, 100% of the outstanding shares of common stock of the Company’s former wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.).  After giving effect to the foregoing, Pershing had issued 76,095,214 shares of its common stock, 41,566,999 of its stock warrants, and 2,248,000 of its stock options following the transaction. Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and we had become the Parent Company of Pershing.

Under the terms of the Agreement Pershing acquired from the Company:

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

(vii)
all rights, claims and causes of action against third parties resulting from or relating to the operation of the Company’s business and the assets purchased under the Agreement prior to the date of closing, including without limitation, any rights, claims and causes of actions arising under warranties from vendors, patent or trademark infringement claims, insurance and other third parties and the proceeds thereof; and

(viii)
all Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against past, present, and future infringements thereof, and rights to protection of past, present, and future interests therein under the laws of all jurisdictions

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company is expected to liquidate on or prior to July 1, 2012. Pershing has agreed to file a registration statement under the Securities Act in connection with liquidation of the Company no later than thirty (30) days following the later of the closing date of the Asset Sale or such date that the Company delivers to Pershing its audited financial statements for the fiscal year ended March 31, 2011. The Company will subsequently distribute the registered shares to our shareholders as part of its liquidation. Pershing agreed to use its best efforts to cause such registration to be declared effective within twelve months following the closing date of the Asset Sale. Pershing has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that Pershing fails to file or is unable to cause the registration statement to be declared effective.

Between January 2012 and February 2012, Pershing issued shares of its common stock resulting in the reduction of our ownership interest below 50%.  Accordingly, we no longer have a controlling financial interest in Pershing. Effective February 9, 2012, our ownership interest was reduced to 48.5% and, as of March 31, 2012, our ownership was further reduced to 42.23%. Consequently, we were required to deconsolidate Pershing in accordance with ASC 810-10-40 “Deconsolidation of a Subsidiary” and recorded our retained non-controlling investment in Pershing at fair value at the date of deconsolidation. We have determined that the fair value of the retained non-controlling investment in the former subsidiary is the difference between Pershing’s net assets and non-controlling interest on the date of deconsolidation and thus, we did not record any gain or loss from deconsolidation. After the deconsolidation, as of March 31, 2012, we owned 42.23% of Pershing and accounted such investment under the equity method. As a result, the unaudited consolidated financial statements included the accounts of the Company and its former subsidiary, Pershing, from July 22, 2011 until February 8, 2012.

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

Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The unaudited consolidated financial statements included the accounts and operating results of the Company and its former subsidiary, Pershing, until February 8, 2012. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances were eliminated and net earnings were reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates made by management included, but were not limited to, the useful life of property and equipment, the assumptions used to calculate stock-based compensation, derivative liability, and debt discount, capitalized mineral rights, asset valuations, and common stock issued for services.

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

Property and Equipment

Property and equipment were carried at cost. The cost of repairs and maintenance was expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation was calculated on a straight-line basis over the estimated useful life of the assets, generally three to twenty five years.

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

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, our direct costs to acquire mineral rights were initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Equity Method Investment

We have accounted for the investments in accordance with ASC 970-323 as an equity method investment. Investments in less than 50% interest in the voting securities of the investee company in which we have significant influence are accounted for using the equity method of accounting. Investment in equity investee is increased by additional investments and earnings and decreased by dividends and losses. We review such Investment in equity investee for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value.

Recent Accounting Pronouncements

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

RESULTS OF OPERATIONS

Our business began on November 23, 2009. We are still in our exploration stage and have generated no revenues to date. As a result of the deconsolidation of Pershing on February 9, 2012, the unaudited consolidated financial statements included the accounts of the Company and our former subsidiary, Pershing, from July 22, 2011 until February 8, 2012.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

We incurred operating expenses of $2,228,440 for the three months ended March 31, 2012 as compared to $5,386,365 for the three months ended March 31, 2011. The overall decrease of $3,157,925 in operating expenses is primarily attributable to the impairment of mining rights of $444,200 and impairment of goodwill during the prior period as compared to none during the three months ended March 31, 2012. These expenses primarily consisted of general expenses, exploration costs, compensation, consulting and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our financial disclosure reports with the U.S. Securities and Exchange Commission. Operating expenses during the three months ended March 31, 2012, includes operating expenses incurred by Pershing from January 1, 2012 to February 8, 2012. We expect operating expenses to decrease for the remainder of our current fiscal year due to the deconsolidation of our former subsidiary, Pershing, on February 9, 2012. The operating expenses consisted of the following:

	For the Three Months Ended March 31, 2012	For the Three months Ended March 31, 2011
Exploration costs	$690,483	$64,586
Professional fees	171,961	99,963
Advertising and marketing	-	30,485
Compensation and related taxes	697,890	189,253
Consulting fees	529,824	1,199,486
Impairment of goodwill	-	3,065,014
Impairment of mineral rights	-	444,200
Rent	3,000	22,715
Travel and related expenses	12,747	74,182
Depreciation	80,518	2,962
Other general and administrative	42,017	193,519
Total	$2,228,440	$5,386,365

•
Exploration costs:  For the three months ended March 31, 2012, exploration costs were $690,483, an increase of $625,897, as compared to $64,586 during the three months ended March 31, 2011, which includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The increase is primarily attributable to exploration costs incurred for the Red Rock Mineral Property, the North Battle Mountain Mineral Prospect, and Relief Canyon Mine by our former subsidiary, Pershing, during the three months ended March 31, 2012. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage.

•
Professional fees: For the three months ended March 31, 2012, professional fees were $171,961 which includes fees incurred for audits and legal fees related to public company filing requirements compared to $99,963 for the three months ended March 31, 2011. The overall increase of $71,998 for the three months ended March 31, 2012 in professional fees is primarily attributable to an increase in accounting, auditing and legal fees related to public company filing requirements and  due to the fact that we were in our early stages of our operations during the prior period. Additionally, we paid management fee of $11,395 during the three months ended March 31, 2012 to MJI Resource Management Corp. for the purpose of performing management, operations, legal, accounting, and resource location services.

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three months ended March 31, 2012, compensation expense and related taxes were $697,890 as compared to $189,253 for the three months ended March 31, 2011. This includes the recognition of stock-based compensation expense of $181,698 for the three months ended March 31, 2012 which is attributable to stock options granted by Pershing to its officers and employees. The overall increase in compensation of $508,637 during the three months period ended is also primarily attributable to the increase in full time employees associated with our former majority owned subsidiary, Pershing.

•
Consulting fees: For the three months ended March 31, 2012, we incurred consulting fees of $529,824 as compared to $1,199,486 for the three months ended March 31, 2011. The overall decrease in consulting fees of $669,662 during the three months ended March 31, 2012 is primarily attributable to the decrease in issuance of our common stock and stock warrants for services rendered to consultants as compared to the three months ended March 31, 2011. The decrease is also primarily attributable to a decrease in investor relations expense of approximately $217,000 during the three months ended March 31, 2012.

•
Rent: For the three months ended March 31, 2012, we incurred rent of $3,000 as compared to $22,715 during the three months ended March 31, 2011, which were primarily attributable to rental fees of our principal executive offices in Apache Junction, Arizona. The decrease in rent expense of $19,715, during the three months periods, is primarily attributable to the decrease of our monthly office rent in October 2011.

•
Travel and related expenses: Travel expenses decreased to $12,747 during the three months period March 31, 2012, from $74,182 during the three months ended March 31, 2011 due to the decrease in conference campaign and business development related travel.

•
Depreciation expense: For the three months ended March 31, 2012, depreciation expense was $80,518 as compared to $2,962 for the three months prior period. The overall increase in depreciation expense of $77,556 during the three months ended March 31, 2012, is primarily attributable due to the increase in depreciation of our property and equipment as a result of the acquisition of the Relief Canyon Mine by our former subsidiary, Pershing.

•
Impairment of mineral rights: Impairment of mineral rights was $0 and $444,200 for three months ended March 31, 2012 and for the fiscal three months ended March 31, 2011, respectively. We recognized an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Management has performed an impairment analysis as of March 31, 2011 and determined such cost is not recoverable and exceeds fair value.

•
Impairment of goodwill: For the fiscal three months ended March 31, 2011, we recorded an impairment of goodwill of $3,065,014 associated with the acquisition of Secure Energy. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy had not generated future cash flows and revenues since its inception, had incurred losses and cash used in operations. Accordingly we deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. We have no comparable expense during the three months ended March 31, 2012.

•
Other general and administrative expenses: For the three months ended March 31, 2012 other general and administrative expenses were $42,017, as compared to $193,519 for the three months ended March 31, 2011, which includes postage, general insurance, automobile, office supplies, utilities and office expenses. The overall decrease in general and administrative expenses of $151,502 during the three months ended March 31, 2012,  is primarily attributable due to the decrease in postage, general insurance, automobile, office supplies, utilities and office expenses as a result of the deconsolidation of our former majority owned subsidiary, Pershing on February 9, 2012.

Operating Loss from Continuing Operations

We reported operating loss from continuing operations of $2,228,440 for the three months ended March 31, 2012, respectively as compared to operating loss from continuing operations of $5,386,365 for the three months ended March 31, 2011.

Other Income (Expenses)

Total other expense was $8,502,497 and $18,540 for the three months ended March 31, 2012 and for the three months ended March 31, 2011, respectively. The increase is primarily attributable to:

●
$405,752 and $18,540 in interest expense for the three months ended March 31, 2012 and  2011, respectively. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $335,794 and interest on notes payable and convertible promissory notes issued by our former majority owned subsidiary, Pershing.

●
$8,096,745 share of loss of equity method investee. Effective February 9, 2012, our ownership interest in Pershing was reduced to 48.5% and has further decreased to 42.23% as of March 31, 2012. Consequently, on February 9, 2012 we were required to deconsolidate Pershing. After the deconsolidation, as of March 31, 2012, we owned 42.23% of Pershing and accounted such investment under the equity method.

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

The following table sets forth for the period from January 1, 2012 to February 8, 2012 (the date of deconsolidation), indicated selected financial data of Pershing's discontinued operations of its sports and entertainment business.

March 31, 2012

Operating and other non-operating expenses	$(56,873)

Loss from discontinued operations	$(56,873)

Net loss

We reported a net loss attributable to Continental Resources Group, Inc. of $9,547,972 for the three months ended March 31, 2012, as compared to $4,657,446 for the three months ended March 31, 2011. We reported net loss attributable to non-controlling interest of $1,239,838 and $747,459 during the three months ended March 31, 2012 and for the three months ended March 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2012, we had a cash balance of $3,885 and working capital deficit of $554,130. We have been funding our operations though the issuance of notes payable and sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock for operating capital purposes.  Our balance sheet at March 31, 2012 reflected due to equity method investee of $517,949 which is short-term in nature and non-interest bearing.

Our consolidated financial statements from inception (November 23, 2009) through March 31, 2012 reported no revenues which is not sufficient to fund our operating expenses.  We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for 12 months. We presently have no other alternative source of working capital. We do not have revenues to support our daily operations. We have raised significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating activities

Net cash flows used in operating activities for the for the three months ended March 31, 2012 amounted to $1,701,559 and was primarily attributable to our net loss attributable to Continental Resources Group, Inc. of $9,547,972, offset by depreciation of $80,518, amortization of debt discount and deferred financing cost of $335,794, stock-based compensation of $301,563,  share of loss of equity method investee of $8,096,745, total changes in assets and liabilities of $271,631 and add back non-controlling interest of $1,239,838. This change in assets and liabilities is primarily attributable to an increase in prepaid expenses of $84,904, accounts payable and accrued liabilities of $186,041offset by decrease in other receivables of $99,908 and deposits of $61,050.

Net cash flows used in operating activities for the for the fiscal three months ended March 31, 2011 amounted to $1,366,606and was primarily attributable to our net loss of $4,657,446, offset by depreciation of $2,962, impairment of mining claims of $444,200, impairment of goodwill of $3,065,014, amortization of debt discount of $15,000, amortization of prepaid services of $741,206, common stock issued for services of $1,400,000 and stock-based compensation of $64,050 and add-back of total changes in assets and liabilities of $294,133 and non-controlling interest of $747,459. This change in assets and liabilities is primarily attributable to an increase in prepaid expenses of $355,470, deposits of $35,000 and accounts payable and accrued liabilities of $95,920.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2012 was $2,519,921 and represented cash decrease due to deconsolidation of Pershing of $3,033,375 and the purchase of property and equipment of $13,166 offset by collection on note receivable of $500,000 and proceeds received from disposal of assets of $26,620.

Net cash used in investing activities for the fiscal three months ended March 31, 2011 was $64,198 and represented acquisition of Secure Energy LLC of $59,959 and the purchase of property and equipment of $4,239.

Financing activities

Net cash flows provided by financing activities were $530,248 for the three months ended March 31, 2012. We received net proceeds from net proceeds from sales of Pershing’s common stock of $569,797 offset by payment on note payable of $39,549.

Net cash flows provided by financing activities was $14,282,601 for the fiscal three months ended March 31, 2011. We received net proceeds from the sale of units consisting of shares of our common stock and warrants to purchase shares of our common stock of $14,332,601 offset by repayment of convertible promissory note of $50,000.

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

The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Due to equity method investee (former subsidiary)	$517,949	$517,949	$-	$-	$-

Total Contractual Obligations	$517,949	$517,949	$-	$-	$-

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

 With respect to the quarterly period ended March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2012. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES.

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

31.1	Certification by Principal Executive Officer and, Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and, Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from Continental Resources Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (Extensible Business Reporting Language).

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

Continental Resources Group, Inc.

Dated: May 17, 2012	By:	/s/ Joshua Bleak
Joshua Bleak, President and Chief Executive Officer (principal executive officer and, principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

31.2	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

101**	The following materials from Continental Resources Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (Extensible Business Reporting Language).

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.