Form 10-Q
period 2012-09-30
Continental Resources Group, Inc.
filed 2012-11-14
CIK 1430975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 95,119,018 shares as of November 14, 2012.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	( see Note 4)
ASSETS

Current assets:
Cash	$-	$3,695,117
Marketable securities available for sale	-	100,000
Other receivables	-	113,241
Prepaid expenses - current portion	15,000	471,237
Deferred financing cost	-	50,919
Assets of discontinued operations - current portion	-	61,050

Total current assets	15,000	4,491,564

Other assets:
Prepaid expenses - long term portion	-	37,759
Property and equipment, net	-	8,031,103
Mineral rights	-	8,501,071
Reclamation bond deposit	-	4,557,629
Deposit	-	51,000

Total other assets	-	21,178,562

Total Assets	$15,000	$25,670,126

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$40,685	$987,499
Senior convertible promissory note, net of debt discount	-	1,066,445
Convertible promissory notes, net of debt discount	-	118,487
Note payable - related party, net of debt discount	-	510,832
Derivative liability	-	6,295,400
Liabilities of discontinued operation	-	21,622
Total liabilities	40,685	9,000,285

Stockholders' (deficit) equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized: 95,119,018 issued and outstanding
at September 30, 2012 and December 31, 2011	9,512	9,512
Additional paid-in capital	36,511,011	35,453,816
Accumulated deficit	(36,546,209)	(26,920,342)
Total Continental Resources Group, Inc. (deficit) equity	(25,685)	8,542,986

Non-controlling interest	-	8,126,855
Total stockholders' (deficit) equity	(25,685)	16,669,841

Total liabilities and stockholders' (deficit) equity	$15,000	$25,670,126

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE	FOR THE THREE	FOR THE NINE	FOR THE NINE	PERIOD FROM INCEPTION
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	NOVEMBER 23, 2009 TO
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
Exploration costs	-	926,994	690,483	1,013,951	3,185,141
Impairment of mineral rights	-	-	-	459,200	459,200
Impairment of goodwill	-	-	-	3,065,014	3,065,014
Depreciation	-	94,328	80,518	100,602	417,921
Compensation and related taxes	-	570,667	697,890	962,495	2,770,427
Professional and consulting	31,712	3,795,720	751,893	7,191,076	13,053,474
General and administrative	9,238	191,203	85,551	797,610	2,374,515
Total operating expenses	40,950	5,578,912	2,306,335	13,589,948	25,325,692

Operating loss from continuing operations	(40,950)	(5,578,912)	(2,306,335)	(13,589,948)	(25,325,692)

Other income (expenses)
Share of loss of equity method investee	-	-	(8,096,745)	-	(8,096,745)
Interest expense, net of interest income	-	(1,660,377)	(405,752)	(1,672,167)	(4,992,340)
Derivative expense	-	(5,198,206)	-	(5,198,206)	(5,198,206)
Change in fair value of derivative liability	-	1,687,605	-	1,687,605	6,902,806
Loss from disposal of assets	-	-	-	-	(174,030)
Settlement expense	-	(4,761,500)	-	(4,761,500)	(4,799,000)
Total other expenses	-	(9,932,478)	(8,502,497)	(9,944,268)	(16,357,515)

Loss from continuing operations before provision for income taxes	(40,950)	(15,511,390)	(10,808,832)	(23,534,216)	(41,683,207)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(40,950)	(15,511,390)	(10,808,832)	(23,534,216)	(41,683,207)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(986,565)	(56,873)	(986,565)	(1,136,435)

Net loss	(40,950)	(16,497,955)	(10,865,705)	(24,520,781)	(42,819,642)

Less: Net loss attributable to non-controlling interest	-	5,665,778	1,239,838	6,414,176	9,557,829

Net loss attributable to Continental Resources Group, Inc.	(40,950)	(10,832,177)	(9,625,867)	(18,106,605)	(33,261,813)

Subsidiary's deemed preferred stock dividends	-	(3,284,396)	-	(3,284,396)	(3,284,396)

Net loss available to common stockholders	$(40,950)	$(14,116,573)	$(9,625,867)	$(21,391,001)	$(36,546,209)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.16)	$(0.11)	$(0.27)	$(0.55)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	95,119,019	95,055,831	95,119,019	86,800,826	75,737,655

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERICAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE	FOR THE NINE	PERIOD FROM INCEPTION
	MONTHS ENDED	MONTHS ENDED	NOVEMBER 23, 2009 TO
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss attributable to Continental Resources Group, Inc.	$(9,625,867)	$(18,106,605)	$(33,261,813)
Adjustments to reconcile net loss attributable to Continental Resources
Group, Inc. to net cash used in operating activities:
Depreciation	80,518	100,602	417,921
Amortization of prepaid expenses	-	733,813	1,155,049
Amortization of prepaid expense in connection
with the issuance of warrants issued for prepaid services	-	1,972,824	2,712,632
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	-	1,186,500	1,186,500
Bad debt expense	-	-	500,000
Stock based compensation on options granted	301,563	1,198,751	3,096,428
Consulting fees paid by issuance of common stock	-	-	36,000
Common stock issued for directors' compensation	-	-	49,000
Impairment of goodwill	-	3,065,014	3,065,014
Loss from disposal of assets	-	-	174,030
Non-controlling interest	(1,239,838)	(6,414,176)	(9,557,829)
Settlement expense		4,761,500
Share of loss of equity method investee	8,096,745	-	8,096,745
Amortization of debt discounts and deferred financing cost	335,794	1,536,625	4,336,316
Common stock issued for services	-	-	1,400,000
Former subsidiary's common stock issued for services	-	-	837,500
Interest expense in connection with the conversion of
notes payable into former subsidiary's common stock	-	-	230,192
Non- cash settlement expense	-	-	4,761,500
Gain from disposal of discontinued operations	-	(1,033,230)	(1,079,562)
Derivative expense	-	5,198,206	5,198,206
Change in fair value of derivative liability	-	(1,687,605)	(6,902,806)
Impairment of mineral rights	-	459,200	459,200

Changes in operating assets and liabilities, net of effects of deconsolidation of former subsidiary:
(Increase) in restricted cash	-	(4,122,701)	-
Other receivable	99,908	(3,333)	112,500
Prepaid expenses - current portion	(93,235)	(307,029)	(1,114,105)
Assets of discontinued operations - current portion	61,050	2,024,646	2,194,228
Deposits - current portion	-	15,000	-
Prepaid expenses - long term portion	831	417	1,248
(Increase) in restricted cash - long term portion
Assets of discontinued operations - long term portion	-	2,094	10,603
Accounts payable and accrued liabilities	267,551	331,491	923,582
Liabilities of discontinued operation	9,536	1,148,949	1,163,854

Net cash used in operating activities	(1,705,444)	(7,939,047)	(9,797,867)

Cash flows from investing activities:
Acquisition of mineral rights	-	(15,000)	(289,200)
Investment in marketable securities available for sale	-	(100,000)	(100,000)
Increase in reclamation bond deposit	-	(1,715,629)	(1,715,629)
Cash used in acquisition of Gold Acquisition	-	(12,000,000)	(12,000,000)
Cash and restricted cash acquired in connection with the asset
purchase agreement entered into with former subsidiary	-	4,230,435	4,230,435
Acquisition of Secure Energy LLC (cash portion)	-	(59,959)	(59,959)
Cash decrease due to deconsolidation of former subsidiary	(3,033,375)	-	(3,033,375)
Collection on note receivable	500,000	-	500,000
Proceeds from disposal of assets	26,620	-	160,051
Purchase of office equipment and vehicle	(13,166)	(23,136)	(132,112)
Net cash used in investing activities	(2,519,921)	(9,683,289)	(12,439,789)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	1,715,604	1,815,604
Payment on senior convertible promissory notes	(39,549)	-	(39,771)
Payments on note payable	-	(3,326,500)	(4,076,500)
Payment of convertible promissory note	-	(50,000)	(50,000)
Proceeds from sale of former subsidiary's preferred stock	-	3,284,396	3,284,396
Proceeds from sale of former subsidiary's common stock	569,797	1,678,000	3,772,214
Proceeds from sale of common stock, net of issuance cost	-	14,332,601	17,531,713
Net cash provided by financing activities	530,248	17,634,101	22,237,656

EFFECT OF EXCHANGE RATE ON CASH	-	(317)	-

Net (decrease) increase in cash	(3,695,117)	11,448	-

Cash at beginning of period	3,695,117	1,531,655	-

Cash at end of period	$-	$1,543,103	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$71,817	$2,250	$401,788
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$-	$1,715,604	$1,756,604
Debt discount in connection with the conversion
of convertible promissory notes into a qualified financing	$-	$-	$35,000
Issuance of common stock for conversion
of convertible promissory notes and accrued interest	$-	$-	$50,416
Stock warrants issued for prepaid services	$-	$2,712,632	$2,712,632
Issuance of common stock in connection with the
acquisition of Secure Energy, LLC	$-	$2,960,000	$2,960,000
Assumption of note payable in connection with the
acquisition of Secure Energy, LLC	$-	$50,000	$50,000
Common stock to be issued for prepaid services	$-	$744,000	$744,000
Issuance of common stock for purchase
of mineral rights	$-	$-	$170,000
Former subsidiary's preferred stock deemed dividend	$-	$3,284,396	$3,284,396
Issuance of a note payable in connection with the acquisition of business	$-	$8,000,000	$8,000,000
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$-	$2,842,000	$2,842,000
Purchase of property and equipment of Gold Acquisition upon acquisition	$-	$9,508,003	$8,656,929
Purchase of mineral rights of Gold Acquisition upon acquisition	$-	$2,000	$8,501,071
Issuance of former subsidiary's common stock for payment of notes payable and accrued interest	$-	$-	$777,555
Issuance of former subsidiary's common stock in connection with the
conversion of a promissory note into a current private placement offered by subsidiary	$-	$-	$611,750
Issuance of a note receivable by former subsidiary pursuant to an option agreement	$1,000,000	$-	$1,000,000
Issuance of former subsidiary's common stock for payment of accrued legal fees	$170,614	$-	$170,614
Capital contribution from former subsidiary	$435,725	$-	$435,725

See accompanying notes to unaudited consolidated financial statements.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
September 30, 2012

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

Consequently, the issuance of 76,095,214 shares of Pershing’s common stock accounted for approximately 67% of the total issued and outstanding stocks of Pershing as of July 22, 2011 and the Company had become the parent company of Pershing. Between January 2012 and February 2012, Pershing issued shares of its common stock thereby reducing the Company’s ownership interest below 50%. Accordingly, the Company no longer has a controlling financial interest in Pershing. Effective February 9, 2012, the Company’s ownership interest was reduced to 48.5% and has further decreased to 29.65% as of September 30, 2012. Consequently, the Company was required to deconsolidate Pershing and record the Company’s retained non-controlling investment in Pershing at fair value at the date of deconsolidation. After the deconsolidation, as of September 30, 2012, the Company owned 29.65% of Pershing, which the Company accounted for under the equity method. Under the equity method, the Company is considered the equity method investor and Pershing is considered the equity method investee. As a result, the unaudited consolidated financial statements included the accounts of the Company and its former subsidiary, Pershing, from July 22, 2011 until February 8, 2012 (see Note 4).

On December 22, 2011 the Board of Directors of the Company approved the change of the Company’s fiscal year to end on December 31 from March 31.

GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The unaudited consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Continental Resources Group, Inc. of approximately $9.6 million for the nine months ended September 30, 2012 and cumulative net losses of approximately $36.5 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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
September 30, 2012

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

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2012 and December 31, 2011, the Company recorded a non-controlling interest balance of $0 and $8,126,855 in connection with the Company’s former subsidiary, Pershing as reflected in the accompanying consolidated balance sheets.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not incurred any losses on bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

PREPAID EXPENSES

Prepaid expenses – current portion of $15,000 and $471,237 at September 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses included prepayments (in cash, common stock and warrants) of public relation services, consulting and business advisory services and prepaid mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $0 and $37,759 at September 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future mineral lease payments after one year. Effective February 9, 2012, prepaid expenses paid by the Company’s former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

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
September 30, 2012

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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2012 and 2011, the Company incurred exploration cost of $690,483 and $1,013,951, respectively.

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
September 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the nine months ended September 30, 2012 and 2011, the Company recorded impairment of mining rights of $0 and $459,200, respectively. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. During the nine months ended September 30, 2012 and 2011, the Company recorded an impairment of goodwill of $0 and $3,065,014. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from Inception November 23, 2009 to September 30, 2012
Numerator: Loss from continuing operations	$(10,808,832)	$(23,534,216)	$(41,683,207)
Loss from discontinued operations	$(56,873)	$(986,565)	$(1,136,435)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	95,119,019	86,800,826	75,737,655
Loss per common share, basic and diluted:
Loss from continuing operations	$(0.11)	$(0.27)	$(0.55)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.02)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from Inception November 23, 2009 to September 30, 2012
Common Stock Equivalents:
Convertible promissory notes – embedded conversion feature	-	20,181,208	-
Total	-	20,181,208	-

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
September 30, 2012

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
September 30, 2012

NOTE 3 – ACQUISITIONS (continued)

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

Prepaid expenses – long term portion acquired consist primarily of costs paid for future mineral lease payments after one year in connection with three Uranium lease agreements dated in year 2007. Such prepaid cost was associated with lease payments for year 2013 to 2017. During the nine months ended September 30, 2012 and 2011, the Company recorded an impairment of goodwill of $0 and $3,065,014, respectively, associated with the acquisition of Secure Energy. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Secure Energy had not generated future cash flows and revenues since its inception, had incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

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
September 30, 2012

NOTE 3 – ACQUISITIONS (continued)

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
September 30, 2012

NOTE 4 – DECONSOLIDATION (continued)

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

Between January 2012 and February 2012, Pershing issued shares of its common stock resulting in the reduction of the Company’s ownership interest below 50%.  Accordingly, the Company no longer has a controlling financial interest in Pershing. Effective February 9, 2012, the Company’s ownership interest was reduced to 48.5% and as of September 30, 2012, the Company’s ownership was further reduced to 29.65%. Consequently, the Company was required to deconsolidate.  Pershing, in accordance with ASC 810-10-40 “Deconsolidation of a Subsidiary”, recorded the Company’s retained non-controlling investment in Pershing at fair value at the date of deconsolidation. The Company has determined that the fair value of the retained non-controlling investment in the former subsidiary is the difference between Pershing’s net assets and non-controlling interest on the date of deconsolidation and thus, the Company did not record any gain or loss from deconsolidation. After the deconsolidation, and as of September 30, 2012, the Company owned 29.65% of Pershing, and such investment was accounted for under the equity method. As a result, the unaudited consolidated financial statements included the accounts of the Company and its former subsidiary, Pershing, from July 22, 2011 until February 8, 2012.

On February 9, 2012, the Company deconsolidated a majority-owned subsidiary due to the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing. The following table presents the assets and liabilities of the former subsidiary on the date of deconsolidation:

Assets
Cash	$3,033,375
Investment in marketable securities, trading	100,000
Note receivable	500,000
Prepaid expenses- current	549,472
Other current assets	47,279
Due to equity method investor	347,335
Prepaid expenses – long term	36,928
Property and equipment, net	7,937,131
Mineral rights	8,501,071
Reclamation bond	4,557,629
Deposits	51,000

Total assets	$25,661,220

Liabilities:
Accounts payable and accrued liabilities	$955,360
Senior convertible promissory note, net of debt discount	1,293,563
Convertible promissory note, net of debt discount	153,668
Note payable- related party, net of debt discount	527,805
Derivative liability	6,295,400
Deferred revenue	1,000,000
Liabilities of discontinued operations	31,158

Total liabilities	$(10,256,954)

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Effective February 9, 2012, the Company’s ownership interest in Pershing was reduced to 48.5% and as of September 30, 2012, the Company’s ownership was further reduced to 29.65% as of September 30, 2012. Consequently, the Company was required to deconsolidate Pershing and record the Company’s retained non-controlling investment in Pershing at fair value at the date of deconsolidation which amounted to $8,096,745 (see Note 4). After the deconsolidation, and as of September 30, 2012, the Company owned 29.65% of Pershing, which the Company accounted for under the equity method. Under the equity method, the Company is considered the equity method investor and Pershing is considered the equity method investee. The Company’s share of the earnings or losses of the equity investee is reflected in the caption “share of loss of equity method investee” in the consolidated statements of operations.

The following table sets forth certain information about the Company’s Investment in Pershing:

	% of Outstanding Shares	Carrying Amount of Investment

Pershing at September 30, 2012	29.65%	$-

Equity in loss of equity investee:
	Nine Months Ended September 30,
	2012	2011

Pershing	$8,096,745	$-

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
September 30, 2012

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

September 30, 2012
Operating and other non-operating expenses	$(56,873)

Loss from discontinued operations	$(56,873)

NOTE 7 – MARKETABLE SECURITIES

Marketable securities –trading securities held by Pershing at September 30, 2012 and December 31, 2011 amounted to $0 and $100,000, respectively. Trading securities were carried at fair value, with changes in unrealized holding gains and losses had been included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

In January 2012, the Company’s former subsidiary, Pershing, received 10 million restricted shares pursuant to an option agreement (see Note 15). Pershing accounted for such transaction pursuant to ASC 845-10 “Nonmonetary Transactions” and related subtopics for an exchange of a nonmonetary asset for a non controlling ownership interest in a second entity. Since Pershing received cash in the exchange of its nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and full or partial gain recognition is required.  The fair value of the uranium mining claims exchanged approximates Pershing’s carrying value which amounted to $0. Pershing has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and Pershing plans to liquidate its investment in Amicor. Consequently, Pershing treated its investment in Amicor as marketable securities - available for sale with an initial basis of zero.

Effective February 9, 2012, such marketable securities held by the Company’s former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:	Estimated Life	September 30, 2012	December 31, 2011
Furniture and fixtures	5 years	$-	$20,000
Office and computer equipments	5 years	-	26,606
Land	-	-	266,977
Building and improvements	5 - 25 years	-	727,965
Site costs	10 years	-	1,272,732
Crushing system	20 years	-	2,256,943
Process plant and equipments	10 years	-	3,115,266
Vehicles and mining equipments	5 - 10 years	-	675,079
		-	8,361,568
Less: accumulated depreciation		-	(330,465)

		$-	$8,031,103

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 8 – PROPERTY AND EQUIPMENT (continued)

Effective February 9, 2012, such property and equipment owned by the Company’s former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $80,518 and $100,602, respectively. The depreciation during the nine months ended September 30, 2012, includes depreciation expense incurred by Pershing from January 1, 2012 to February 8, 2012.

NOTE 9 - MINERAL PROPERTIES

Mineral properties at September 30, 2012 and December 31, 2011 amounted to $0 and $8,501,071, respectively. Effective February 9, 2012, such mineral properties owned by the Company’s former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

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

Senior convertible promissory notes consisted of the following:

	September 30, 2012	December 31, 2011
Senior convertible promissory notes	$-	$7,999,778
Less: debt discount	-	(6,933,333)
Senior convertible promissory notes, net	$-	$1,066,445

Prior to the deconsolidation of Pershing, total amortization of debt discounts for the senior convertible promissory note amounted to $266,667 and $266,667, respectively, for the nine months ended September 30, 2012 and 2011 and was included in interest expense. Accrued interest as of September 30, 2012 and December 31, 2011 amounted to $0 and $45,999, respectively.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

In January 2011, the Company paid $50,000 plus interest of $2,250 in connection with the convertible promissory note issued in October 2010. As of September 30, 2012 and December 31, 2011, this convertible promissory note including accrued interest amounted to $0.

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

Additionally, in December 2010, the Company recognized additional debt discount of $35,000 from the conversion of $50,000 into similar securities offered in the private placement/qualified financing and such debt discount was amortized in December 2010. Additionally, the Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. During the nine months ended September 30, 2012 and 2011, amortization of debt discount amounted to $0 and $15,000, respectively.

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
September 30, 2012

NOTE 11 – CONVERTIBLE PROMISSORY NOTES (continued)

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

The Company concluded that since the convertible promissory notes had a fixed conversion price of $1.00, the convertible promissory notes were not considered derivatives. On October 31, 2011, Pershing had entered into amendment agreements (the “Amendments”) with holders of Pershing’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000.  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. The note holders, including Pershing’s Board Member Barry Honig, converted their outstanding notes to Pershing’s common stock at a conversion price of $0.65 per share.  In total, $750,000 of notes was converted, plus accrued interest of $27,555, with Pershing issuing 1,196,238 shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share  and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded  interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. As of September 30, 2012 and December 31, 2011, principal and accrued interest on these convertible promissory notes amounted to $0.

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
September 30, 2012

NOTE 11 – CONVERTIBLE PROMISSORY NOTES (continued)

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

Effective February 9, 2012, such convertible promissory note owed by the Company’s former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4). At September 30, 2012 and December 31, 2011, convertible promissory notes consisted of the following:

	September 30, 2012	December 31, 2011
Convertible promissory notes	$-	$1,015,604
Less: debt discount	-	(897,117)
Convertible promissory notes, net	$-	$118,487

Prior to the deconsolidation of Pershing, total amortization of debt discounts for the convertible promissory note amounted to $35,181 and $28,593, respectively, for the nine months ended September 30, 2012 and 2011 and was included in interest expense. As of September 30, 2012 and December 31, 2011, accrued interest on these convertible promissory notes amounted to $0 and $7,882, respectively.

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
September 30, 2012

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

As of September 30, 2012 and December 31, 2011, accrued interest and fees on these notes amounted to $0 and $109,493, respectively. At September 30, 2012 and December 31, 2011, note payable – related party consisted of the following:

	September 30, 2012	December 31, 2011
Note payable - related party	$-	$561,750
Less: debt discount - related party	-	(50,918)
Note payable - related party, net	$-	$510,832

Prior to the deconsolidation of Pershing, total amortization of debt discounts and deferred financing cost amounted to $33,946 and $1,037,324, respectively, for the nine months ended September 30, 2012 and 2011 and was included in interest expense. As of September 30, 2012 and December 31, 2011, deferred financing cost amounted to $0 and $50,919, respectively, in connection with the issuance of Pershing’s Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

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
September 30, 2012

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

Effective February 9, 2012, derivative liability in connection with the senior convertible promissory note owed by the Company’s former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4). The Company had recognized a derivative liability of $0 and $6,295,400 at September 30, 2012 and December 31, 2011.

NOTE 14 - STOCKHOLDERS' (DEFICIT) EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2012:

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
September 30, 2012

NOTE 14 - STOCKHOLDERS' (DEFICIT) EQUITY (continued)

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

Between October 15, 2010 and December 3, 2010, the Company issued secured convertible promissory notes in the aggregate principal amount of $100,000. In connection with these convertible promissory notes, the Company granted 50,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant of $41,000 (see Note 12).

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
September 30, 2012

NOTE 14 - STOCKHOLDERS' (DEFICIT) EQUITY (continued)

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

On December 28, 2010, the Company and an affiliated consulting company entered into a 9 month investor and public relations consulting agreement in consideration for a consulting fee of $200,000. In March 2011, this agreement was amended pursuant to which the consulting fee was amended to 600,000 shares of the Company’s common stock and a cash payment of $275,000 from $200,000. On June 14, 2011, the Company appointed to the board of directors of the Company, Jonathan Braun, who is the President of the affiliated consulting company. The Company valued these common shares at the fair market value on the date of grant at $1.24 per share or $744,000. The Company has recognized stock based consulting expense of $248,000 during fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $496,000 in connection with the 600,000 shares during the year ended December 31, 2011.

On April 8, 2011, the Company entered into a 90 day consulting agreement whereby the Company agreed to issue 750,000 shares of its common stock in consideration for certain services related to investor relations. The Company valued these common shares at the fair market value on the date of grant at $0.59 per share or $442,500.  The Company recognized stock based consulting expense of $442,500 during the year ended December 31, 2011.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 14 - STOCKHOLDERS' (DEFICIT) EQUITY (continued)

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

Between September 2011 and October 2011, the Company’s former subsidiary, Pershing sold $1,718,000 of Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,436,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Pershing’s common stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Pershing‘s common stock (1,718,000 warrants) at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The warrants may be exercised on a cashless basis if at any time at 100% of the closing price of the common stock of Pershing on the business day immediately prior to the exercise. In September 2011, Pershing issued 866,065 shares of its common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis.

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
September 30, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

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
September 30, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

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

For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $46,800 in connection with the stock options granted to employees above.

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

For the year ended December 31, 2011, the Company recorded stock-based consulting expense of $27,000 on options granted to consultants above.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

On July 22, 2011, the Company’s former subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Companies, Pershing, and Acquisition Sub (see Note 4). The 2,248,000 9-year options to purchase shares of Pershing’s common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. For the nine months ended September 30, 2012, the Company recognized stock based compensation of $135,833 which represents the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of the Company which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). The stock based compensation during the nine months ended September 30, 2012, includes stock based compensation expense incurred by Pershing from January 1, 2012 to February 8, 2012.

These options had been valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 196%, expected term of 10 years, and a risk free interest rate of 2.99%.

As of September 30, 2012 and December 31, 2011, the Company does not have any outstanding stock options.

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

On February 1, 2011, the Company granted 4,000,000 5-year warrants to purchase shares of common stock at $0.50 per share to an affiliated consulting company in connection with an 11 month consulting agreement. Pershing’s Member of the Board of Directors is the President of the affiliated consulting company. The 4,000,000 warrants were valued on the grant date at approximately $0.68 per warrant or a total of $2,712,632 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.69 per share, volatility of 206% (estimated using volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 2.02%. The Company has recognized stock based consulting expense of $493,206 during the fiscal year ended March 31, 2011. Additionally, the Company recognized stock based consulting expense of $2,219,426 during the year ended December 31, 2011.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

On July 22, 2011, the Company’s former subsidiary, Pershing, granted 2,248,000 of its stock options and 41,566,999 of its warrants to purchase shares of its common stock pursuant to an asset purchase agreement entered into between the Companies, Pershing, and Acquisition Sub (see Note 4). The assumption of the Company’s stock warrants was replaced with Pershing’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and Pershing’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were majority related to private placement sale of the Company’s common stock. For the nine months ended September 30, 2012, the Company recognized stock based compensation of $165,730 which represents the portion of Pershing’s vested replacement warrants awards attributable to post-combination services related to the assumption of the stock warrants of the Company which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). The stock based consulting during the nine months ended September 30, 2012, includes stock based consulting expense incurred by Pershing from January 1, 2012 to February 8, 2012.

Out of the warrants to purchase 41,566,999 shares of Pershing’s common stock discussed above, a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby Pershing's Member of the Board of directors is the President of the affiliated company.

As of September 30, 2012 and December 31, 2011, the Company does not have any outstanding stock warrants.

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

During the fiscal year 2011 and for the nine months ended September 30, 2012, the Company paid rent on a facility lease by an affiliated company for which our CEO/director, is the President. In April 2010, the Company entered into a month to month lease agreement whereby the rent for this office space is $1,500 per month.  In June 2010, the rent was increased to $2,500 per month due to the lease of additional space. In October 2011, the rent was decreased to $1,000 per month.

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

During the fiscal year ended December 31, 2011, the Company incurred $15,000 in accounting fees to a director of the Company, Bill Allred, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

During the fiscal year ended December 31, 2011, the Company incurred $30,000 in consulting fees to a director of the Company, Danny Bleak, which has been included in professional and consulting expenses on the accompanying consolidated statement of operations.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 15 – RELATED PARTY TRANSACTIONS (continued)

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

Pershing's Member of the Board of Directors, Barry Honig holds 9,462,126 shares of the Company directly or indirectly as of September 30, 2012.  In addition, family members, including trusts for the benefit of Mr. Honig's minor children, currently owns 3,685,000 shares of the Company.  Accordingly, as one of the largest shareholder of the Company, Mr. Honig may be deemed to be in control of the Company and accordingly there may exist certain conflicts of interest as a result.  Mr. Honig is voluntarily disclosing his position by filing a Schedule 13D with the Securities and Exchange Commission.

During the fiscal year 2011 and for the nine months ended September 30, 2012, the Company had no full-time employees and no part-time employees.  On July 1, 2011, the Company entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  The current president of MJI Resource Management Corp. is one of its employees who is compensated through the services and employee leasing agreement.

As of September 30, 2012, the Company holds 29.65% of interest in Pershing.  Effective February 9, 2012, the Company is considered to be an equity method investor and Pershing is considered to be an equity method investee as a result of the decrease of the Company’s ownership interest to less than 50% which is accounted for under equity method of accounting. In March 2012, Pershing issued 250,000 shares of its common stock to a third party for the payment of the Company’s accrued legal fees of $170,614 which is included in due to equity method investee. Additionally, between April 2012 and September 2012, Pershing paid an aggregate of $88,390 for the payment of the Company’s accounting, legal and other public company fees.  During the nine months ended September 30, 2012, the Company recorded such advances to paid in capital which represents capital contributions from the Company’s former subsidiary for a total of 606,339. At September 30, 2012 and December 31, 2011, there were no outstanding balances due to Pershing. These advances were short-term in nature and non-interest bearing and were recorded as due to equity method investee as reflected in the accompanying consolidated balance sheet.

CONTINENTAL RESOURCES GROUP, INC.
(FORMERLY AMERCAN ENERGY FIELDS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 15 – RELATED PARTY TRANSACTIONS (continued)

On January 26, 2012, the Company, through our former subsidiary, Pershing, entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the option  to acquire certain uranium exploration rights and properties held by the Pershing (the “Uranium Properties”), as further described herein.  The Company’s CEO, Joshua Bleak, is a member of the board of directors of Amicor. Pershing's director, David Rector, serves as a member of the board of directors of Amicor. In consideration for issuance of the option, Amicor issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s common stock (collectively, the “Option Consideration”). The Note does not bear interest.  The option was exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties.  In the event Amicor does not exercise the option, Pershing will retain all of the Option Consideration. Between January 1, 2012 and February 8, 2012, the Company collected $500,000 of the Note. Pershing treated the 10,000,000 shares of Amicor’s common stock as an investment in marketable securities - available for sale with an initial basis of zero (see Note 7). On the date of the Option Agreement, Pershing recorded the Option Consideration as deferred revenue for a total amount of $1,000,000 to be amortized over the term of the Option Agreement. Effective February 9, 2012, such deferred revenue and uncollected balance of  the Note in connection with this Option Agreement entered into by the Company’s former subsidiary, Pershing, were deconsolidated as a result of the reduction of the Company’s ownership interest below 50% and the Company no longer has a controlling financial interest in Pershing (see Note 4).

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

(vii)
all rights, claims and causes of action against third parties resulting from or relating to the operation of the Company’s business and the assets purchased under the Agreement prior to the date of closing, including without limitation, any rights, claims and causes of actions arising under warranties from vendors, patent or trademark infringement claims, insurance and other third parties and the proceeds thereof; and

(viii)
all Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against past, present, and future infringements thereof, and rights to protection of past, present, and future interests therein under the laws of all jurisdictions

A majority of the stockholders of the Company approved the Agreement by written consent on or about July 21, 2011. There can be no assurance that the transaction will be tax free to any particular stockholder or the ability or timing of receipt of all approvals necessary to liquidate. The Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of the Company. The Company was expected to liquidate on or prior to July 1, 2012 however, the registration statement filed by Pershing has not been declared effective and as a result, the Company was unable to liquidate prior to July 2012. On August 15, 2012, the Company entered into an Amendment No. 1 to Asset Purchase Agreement with Pershing and Acquisition Sub whereby the parties agreed to amend the Asset Purchase Agreement dated as of July 22, 2011, to remove the liquidated damages provision associated with the registration rights obligations by Pershing. Once Pershing’s registration statement is declared effective, the Company will distribute the registered shares to our shareholders as part of its liquidation.

In February 2012, Pershing issued shares of its common stock resulting in the reduction of our ownership interest below 50%.  Accordingly, we no longer have a controlling financial interest in Pershing. Effective February 9, 2012, our ownership interest was reduced to 48.5% and, as of September 30, 2012, our ownership was further reduced to 29.65%. Consequently, we were required to deconsolidate Pershing in accordance with ASC 810-10-40 “Deconsolidation of a Subsidiary” and recorded our retained non-controlling investment in Pershing at fair value at the date of deconsolidation. We have determined that the fair value of the retained non-controlling investment in the former subsidiary is the difference between Pershing’s net assets and non-controlling interest on the date of deconsolidation and thus, we did not record any gain or loss from deconsolidation. After the deconsolidation, as of September 30, 2012, we owned 29.65% of Pershing and accounted such investment under the equity method. As a result, the unaudited consolidated financial statements included the accounts of the Company and its former subsidiary, Pershing, from July 22, 2011 until February 8, 2012.

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

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

We incurred operating expenses of approximately $2.3 million for the nine months ended September 30, 2012 as compared to $13.6 million for the nine months ended September 30, 2011. We incurred operating expenses of approximately $41,000 for the three months ended September 30, 2012 as compared to $5.6 million for the three months ended September 30, 2011. The overall decrease of approximately $11.3 million in operating expenses is primarily attributable to the impairment of mining rights of approximately $459,000 and impairment of goodwill of $3.1 million during the prior period as compared to none during the nine months ended September 30, 2012. Further, the decrease in operating expenses for the nine months period ended September 30, 2012 includes a decrease in consulting expense of approximately $6 million primarily related to financing and investor relations matters and a decrease of approximately $712,000 of general and administrative expense due to the decrease in operations.  The overall decrease of approximately $5.5 million in operating expenses during the three months ended September 30, 2012 is primarily attributable to a decrease in consulting expense of approximately $3.5 million primarily related to financing and investor relations services and decrease in exploration cost of approximately $926,000.  Our operating expenses during the three and nine months ended September 30, 2012, includes operating expenses incurred by Pershing from January 1, 2012 to February 8, 2012 thus we expect operating expenses to decrease for the remainder of our current fiscal year due to the deconsolidation of our former subsidiary, Pershing, on February 9, 2012.

Operating Loss from Continuing Operations

We reported operating loss from continuing operations of approximately $2.3 million for the nine months ended September 30, 2012, as compared to operating loss from continuing operations of $13.6 million for the nine months ended September 30, 2011. We reported operating loss from continuing operations of approximately $41,000 for the three months ended September 30, 2012, as compared to operating loss from continuing operations of approximately $5.6 million for the three months ended September 30, 2011.

Other Income (Expenses)

Total other expense was approximately $8.5 million and $9.9 million for the nine months ended September 30, 2012 and 2011, respectively. Total other expense was $0 for the three months ended September 30, 2012 and was approximately $9.9 million for the three months ended September 30, 2011. The increase (decrease) is primarily attributable to:

●
Approximately $406,000 and $1.7 million in interest expense for the nine months ended September 30, 2012 and 2011, respectively. Such decrease is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $1.2 million and interest on notes payable and convertible promissory notes issued by our former majority owned subsidiary, Pershing.

●
An increase of $8,096,745 share of loss of equity method investee for the nine months ended September 30, 2012. Effective February 9, 2012, our ownership interest in Pershing was reduced to 48.5% and has further decreased to 29.65% as of September 30, 2012. Consequently, on February 9, 2012 we were required to deconsolidate Pershing. After the deconsolidation, as of September 30, 2012, we owned 29.65% of Pershing and accounted such investment under the equity method.

●
A net decrease of $3,510,601 related to derivative expense and the change in fair value of derivative liability for the three and nine months ended September 30, 2011. We did not have a comparable expense for the three and nine months ended September 30, 2012.

●	A decrease of $4,761,500 settlement expense for the three and nine months ended September 30, 2011. We did not have a comparable expense for the three and nine months ended September 30, 2012.

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

September 30, 2012

Operating and other non-operating expenses	$(56,873)

Loss from discontinued operations	$(56,873)

Net loss

We reported a net loss attributable to Continental Resources Group, Inc. of approximately $9.6 million for the nine months ended September 30, 2012, as compared to $18.1 for the nine months ended September 30, 2011. We reported net loss attributable to non-controlling interest of approximately $1.2 million and $6.4 million during the nine months ended September 30, 2012 and 2011, respectively. We reported a net loss attributable to Continental Resources Group, Inc. of approximately $41,000 for the three months ended September 30, 2012, as compared to $10.8 million for the three months ended September 30, 2011. We reported net loss attributable to non-controlling interest of $0 and $5.7 million during the three months ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2012, we had a cash balance of $0 and working capital deficit of $25,685. We have been funding our operations through advances from our former subsidiary, Pershing.  Our balance sheet at September 30, 2012 reflected accounts payable and accrued liabilities of approximately $41,000.

Our consolidated financial statements from inception (November 23, 2009) through September 30, 2012 reported no revenues which is not sufficient to fund our operating expenses.  We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for 12 months. We presently have no other alternative source of working capital. We do not have revenues to support our daily operations. We have raised significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012 and 2013.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating activities

Net cash flows used in operating activities for the for the nine months ended September 30, 2012 amounted to $1,705,444 and was primarily attributable to our net loss attributable to Continental Resources Group, Inc. of $9,625,867, offset by depreciation of $80,518, amortization of debt discount and deferred financing cost of $335,794, stock-based compensation of $301,563,  share of loss of equity method investee of $8,096,745, total changes in assets and liabilities of $345,641 and add back non-controlling interest of $1,239,838. This change in assets and liabilities is primarily attributable to an increase in prepaid expenses of $92,404, accounts payable and accrued liabilities of $277,087 offset by decrease in other receivables of $99,908 and deposits of $61,050.

Net cash flows used in operating activities for the nine months ended September 30, 2011 amounted to $7,939,047 and was primarily attributable to our net loss attributable to Continental Resources Group, Inc. of $18,106,605, offset by depreciation of $100,602, amortization of prepaid expenses of $733,813, amortization of prepaid expense in connection with the issuance of warrants issued for prepaid services of $1,972,824, amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services of $1,186,500, stock based compensation on options granted of $1,198,751, impairment of goodwill of $3,065,014, settlement expense of $4,761,500, amortization of debt discounts and deferred financing cost of $1,536,625, derivative expense of $5,198,206, impairment of mineral rights of $459,200, and add-back of total changes in assets and liabilities of $910,466 and non-controlling interest of $6,414,176, gain from disposal of discounted operations of $1,033,230, change in fair value of derivative liability of $1,687,605. This change in assets and liabilities is primarily attributable to an increase in restricted cash of $4,122,701, an increase in other receivable of $3,333, an increase in prepaid expenses – current portion of $307,029, a decrease in assets of discontinued operations – current portion of $2,024,646, a decrease in deposits – current portion of $15,000, a decrease in prepaid expenses – long term portion of $417, a decrease in assets of discontinued operations – long term portion of $2,094, an increase in accounts payable and accrued liabilities of $331,491, an increase in liabilities of discontinued operation of $1,148,949.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $2,519,921 and represented cash decrease due to deconsolidation of Pershing of $3,033,375 and the purchase of property and equipment of $13,166 offset by collection on note receivable of $500,000 and proceeds received from disposal of assets of $26,620.

Net cash used in investing activities for the nine months ended September 30, 2011 was $9,683,289 and represented the acquisition of mineral rights of $15,000, investment in marketable securities available for sale of $100,000, increase in reclamation bond deposit of $1,715,629, cash used in acquisition of Gold Acquisition of $12,000,000, acquisition of Secure Energy LLC (cash portion) of $59,959, purchase of office equipment and vehicle of $23,136, offset by cash and restricted cash acquired in connection with the asset purchase agreement entered into with former subsidiary of $4,230,435.

Financing activities

Net cash flows provided by financing activities were $530,248 for the nine months ended September 30, 2012. We received net proceeds from net proceeds from sales of Pershing’s common stock of $569,797 offset by payment on note payable of $39,549.

Net cash flows provided by financing activities was $17,634,101 for the nine months ended September 30, 2011. We received proceeds from convertible promissory notes of $1,715,604, proceeds from sale of former subsidiary’s preferred stock of $3,284,396, proceeds from sale of former subsidiary’s common stock of $1,678,000, and proceeds from sale of common stock, net of issuance cost, of $14,332,601, offset by payments on note payable of $3,326,500 and payment of convertible promissory note of $50,000.

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

With respect to the quarterly period ended September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended September 30, 2012. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

*Filed herewith

101**
The following materials from Continental Resources Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Continental Resources Group, Inc.

Dated: November 14, 2012	By:	/s/ Joshua Bleak
Joshua Bleak, President and Chief Executive Officer (principal executive officer and, principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

31.2	Certification by Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

*Filed herewith

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.